Form 10-K405
period 1996-09-29
SPANISH BROADCASTING SYSTEM OF NEW YORK INC
filed 1996-12-30
CIK 927724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1996

                         Commission File Number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
             (Exact name of registrant as specified in its charter)



                 Delaware                                                       13-3827791
--------------------------------------------                   ---------------------------------------------
      (State or other jurisdiction of                                (I.R.S. employer identification)
   incorporation or organization number)

            26 West 56th Street
            New York, New York                                                    10019
--------------------------------------------                   ---------------------------------------------
 (Address of principal executive offices)                                       (Zip Code)


                       SEE TABLE OF ADDITIONAL REGISTRANTS

Registrant's telephone number, including area code: 212-541-9200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Title of Class: NONE

Name of each exchange on which registered: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X              No
                                 ---                  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         All of the Company's Common Stock is held by affiliates, accordingly, as of September 29, 1996, the aggregate value of the Company's voting common stock held by non-affiliates was $0.00.

         Number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of September 29, 1996: 606,668 shares of Common Stock of which 558,135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

Documents Incorporated by Reference:   NONE

---------------------------------- -------------------- -------------------------- -------------------------
                                     STATE OR OTHER         PRIMARY STANDARD           I.R.S. EMPLOYER
                                     JURISDICTION OF           INDUSTRIAL           IDENTIFICATION NUMBER
              NAME                    INCORPORATION       CLASSIFICATION NUMBER
---------------------------------- -------------------- -------------------------- -------------------------
SPANISH BROADCASTING SYSTEM, INC.      New Jersey                 4832                    13-3181941
---------------------------------- -------------------- -------------------------- -------------------------
SPANISH BROADCASTING SYSTEM OF         California                 4832                    92-3952357
CALIFORNIA, INC.
---------------------------------- -------------------- -------------------------- -------------------------
SPANISH BROADCASTING SYSTEM OF           Florida                  4832                    58-1700848
FLORIDA, INC.
---------------------------------- -------------------- -------------------------- -------------------------
SPANISH BROADCASTING SYSTEM OF          New York                  4832                    13-3570696
NEW YORK, INC.
---------------------------------- -------------------- -------------------------- -------------------------
ALARCON HOLDINGS, INC.                  New York                  6512                    13-3475833
---------------------------------- -------------------- -------------------------- -------------------------
SPANISH BROADCASTING SYSTEM             New York                  4899                    13-3511101
NETWORK, INC.
---------------------------------- -------------------- -------------------------- -------------------------
SBS PROMOTIONS, INC.                    New York                  7999                    13-3456128
---------------------------------- -------------------- -------------------------- -------------------------
SBS OF GREATER NEW YORK, INC.           New York                  4832                    13-3888732
---------------------------------- -------------------- -------------------------- -------------------------

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

         ITEM                                                                    PAGE
1.       BUSINESS .............................................................   1

2.       PROPERTIES............................................................  13

3.       LEGAL PROCEEDINGS.....................................................  14

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................  14

5.       MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS...........................................  14

6.       SELECTED FINANCIAL DATA...............................................  15

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................  17

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................  21

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE................................  22

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................  21

11.      EXECUTIVE COMPENSATION................................................  23

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT........................................................  25

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................  25

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K...............................................  27

PART I.

ITEM 1.           BUSINESS

GENERAL

         Spanish Broadcasting System, Inc. ("the Company") is one of the leading Spanish language radio broadcasting companies in the United States with nine radio stations operating in the three largest Hispanic markets. The Company is the only Spanish language radio company with AM/FM combinations in Los Angeles, New York and Miami, the first, second and twelfth largest radio revenue markets in the United States, respectively, where more than 39% of the United States Hispanic population resides. In addition, with the recent acquisition of WPAT-FM licensed at 93.1 Mhz and serving the New York metropolitan area, the Company has created the first Spanish language radio company with an FM/FM duopoly serving this market. See "Recent Acquisition" below.

         The following table sets forth certain information concerning the radio stations owned and operated by the Company and the markets they serve.

------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
                            Ranking of                                                  Station Rank and
                            Market by      Ranking                                     Number of Stations
                             Size of      of Market  Station Programming    Primary       in Market (4)
   Market Served and         Hispanic      by Radio        Format         Demographic                        Date Of       License
Station Call Letters (1)  Population (2)   Revenues                        Target (4)                      Acquisitions   Expiration
                                             (3)                                       Spanish        All      (5)
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
LOS ANGELES, CA                 1             1
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  KLAX-FM                                                 Ranchera           18-49      2/10         7/50     12/88        12/97
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  KXMG-FM                                                  Grupo             25-54      7/10        33/50     12/84        12/97
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
NEW YORK ,  NY                  2             2
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  WSKQ-FM                                                Latin Power         18-49      1/5          5/44      1/89         6/98
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  WXLX-AM                                              Regional/Mexican      18-49      5/5         40/44      9/83         6/98
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  WPAT-FM                                            Adult Contemporary      25-54      2/5         11/44      3/96         6/98
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
MIAMI,   FL                     3           12
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  WCMQ-FM                                            Adult Contemporary(6)   25-54      7/10        21/36     12/86         2/04
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  WCMQ-AM                                              News/Talk/Sports      25-54      8/10        22/36     12/86         2/04
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  WZMQ-FM  (7)                                       Adult Contemporary      25-54                             9/89         2/04
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------
  WSKP-FM  (7)                                         News/Talk/Sports      25-54                             7/95         2/04
------------------------  --------------  ---------  -------------------  -----------  ------------------  ------------  ----------

(1) Actual city of license may differ from the geographic market served. KLAX-FM is licensed to Long Beach, California and serves the Los Angeles metropolitan area. WXLX-AM is licensed to Newark, New Jersey and serves the New York metropolitan area. WZMQ-FM is licensed to Key Largo, Florida and WSKP-FM is licensed in Key West, Florida. Both of these stations serve portions of the South Florida area. WPAT-FM is licensed to Paterson , New Jersey and serves the New York metropolitan area.

(2) Ranking by size of the Hispanic population in the principal market served by the station among all United States markets. Source: The SRC Study.

(3) Ranking of market by radio revenues in 1995 as reported by Duncan's Radio Market Guide (1996 ed.).

(4) Rank as reported in Arbitron's Summer 1996 report. A station's listening audience is measured by surveys of the number of radios tuned to the station at various times of the day. The generally accepted method of measuring the overall size of a radio station's audience ("ratings") is by reference to "12+ average quarter hour share" -- the number of persons, aged 12 and over, who listen to the station for at least five minutes in a quarter-hour segment Monday through Sunday, 6 a.m. to midnight, as published by Arbitron. A station's audience share is calculated by dividing (i ) the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by (ii) the average number of persons listening to all stations in the market area.

(5) The dates shown represent the date of acquisition by the Company or its subsidiaries.

(6)      This station was reformatted with a "Spanish Oldies" format in October
         1996.

(7)      The markets served by WZMQ-FM and WSKP-FM are not rated by Arbitron.

SOURCES OF INFORMATION

         Unless otherwise indicated, all market revenue rankings that are contained in this Annual Report are based on information for calendar year 1995 contained in James H. Duncan, Jr., Duncan's Radio Market Guide (1996 ed.). Unless otherwise indicated, rank in audience share data in this Annual Report is based on the "12+ average quarter hour share" -- the number of persons, aged 12 and over, who listen to a radio station for at least five minutes in a quarter-hour segment Monday through Sunday, 6:00 a.m. to midnight in the most recent survey periods (Summer 1996) as reported by the Arbitron Company ("Arbitron"), Arbitron Radio Market Reports (copyright 1996). Further, and unless otherwise noted, references herein to the rank of a station among all the radio stations within a market has been determined with reference to all radio stations rated by Arbiton within the applicable market. Designated Market Area ("DMA") information contained herein is derived from Arbitron's 1995 DMA definitions. Unless otherwise indicated, all references to the demographic statistics in this Annual Report are derived from Strategy Research Corporation, the 1996 United States Hispanic Study (the "SRC Study"), United States Census Bureau and Hispanic Business Magazine. The SRC Study is sponsored by advertisers and other businesses targeting the Hispanic market, including the Company and many of its principal competitors. Information referring to the number of Spanish format stations as well as the number of AM's and FM's and per capita items was referenced from BIA's Publication Master Access.

INDUSTRY BACKGROUND

         General. Radio reaches approximately 95% of all Americans over the age of 12. Radio stations derive their gross revenues primarily from the sale of advertising. Total radio advertising spending in the Untied States rose from $5.1 billion in 1992 to an estimated $6.7 billion in 1995, an annual compound rate of growth of 9.4%. Advertisers generally regard radio as an efficient means of reaching specifically identified demographic groups. Stations are typically identified by format, such as country, adult/contemporary, news/talk and Spanish language, among others. Through a station's format, a broadcaster focuses on specific demographic groups, making its station attractive to advertisers who also target these groups. The ability to deliver an audience comprised of individuals targeted by a particular advertiser may make a station attractive to that advertiser even though the station may not command a large share of total radio listeners in that market. Formats evolve or change as new formats gain popularity and the composition of audiences change. The largest portion of a radio station's programming is usually produced by the radio station itself. This programming includes locally produced shows featuring recorded music, news and talk shows. Additional programming may be obtained from various radio syndication services on a cash, barter (the exchange of goods and services for advertising) or cash-plus-barter basis.

THE HISPANIC MARKET IN THE UNITED STATES

         The Company broadcasts primarily to United States Hispanics which is one of the most rapidly growing segments of the United States population. With approximately 27.2 million Hispanics, representing 10.3% of the total population, the United States has the fifth largest Hispanic population in the world. By the year 2010 the U.S. will have the second largest Hispanic population. Hispanics currently account for approximately 10.3% of the total United States population (up from approximately 6.5% in 1980), and are expected to be the largest minority by the year 2010 at which time they are projected to number 40 million, or approximately 13.5% of the United States population. In addition, the Hispanic population in the United States is concentrated in discrete geographic areas with approximately 59.8% of all Hispanics residing in the ten largest Hispanic markets. Advertisers are responding to this growth in the Hispanic population by increasing their advertising expenditures targeted to Hispanic consumers.

         In addition to its anticipated rapid growth, the Hispanic market has several other characteristics which, the Company believes, make it attractive to advertisers, including the following:

    * the United States Hispanic population has aggregate disposable income in excess of $228 billion;

    * United States Census Bureau data indicate that Hispanic households are larger than those of the general population, with 3.4 persons living in an average Hispanic household compared to 2.6 persons living in the average household;

    * the Hispanic population is generally younger than the general population, with a median age of 26.6 years compared to 34.0 years;

    * Hispanic consumers generally spend a higher percentage of their disposable income on consumer goods than the general public; and

    * market studies have shown that Hispanics are generally more brand conscious than the general population.

         Among Hispanics 18 years old or older, 79% speak Spanish more often than English in their homes. Approximately 92% of the national Hispanic population listens to the radio every day, and they are substantially more likely to listen to Spanish language stations than English language stations. In 1996, 73% of adult Hispanics were most comfortable speaking Spanish. Given the significant use of Spanish as the primary, or preferred language for so many Hispanics in the United States, many advertisers have come to realize that advertisements in Spanish rather than in English are more effective in reaching the Hispanic population. In households where both English and Spanish are spoken, studies have shown that there is a desire to listen to advertising for certain types of products and receive information of particular relevance to the Hispanic community in Spanish, particularly if the information is not readily obtainable by listening to English language radio stations.

         The Hispanic population is concentrated in major markets making it more accessible to national advertisers. Approximately 36.5% of the Hispanic population in the United States resides in the three largest Hispanic markets -- Los Angeles, New York and Miami. The following table sets forth the top ten Hispanic markets in the United States and the percentage of the national Hispanic population contained in each market.

                     TOP TEN UNITED STATES HISPANIC MARKETS

---------- ------------------------------ ----------------------------- ----------------- ------------------
                                                                                            PERCENTAGE OF
                                                                                            UNITED STATES
                                                                            HISPANIC          HISPANIC
                                                                           POPULATION        POPULATION
  RANK                MARKET                                             FOR THE MARKET       IN MARKET
---------- ------------------------------ ----------------------------- ----------------- ------------------
   1.      Los Angeles                                                     6,012,300            22.1
---------- ------------------------------ ----------------------------- ----------------- ------------------
   2.      New York                                                        3,278,100             9.4
---------- ------------------------------ ----------------------------- ----------------- ------------------
   3.      Miami                                                           1,358,100             5.0
---------- ------------------------------ ----------------------------- ----------------- ------------------
   4.      San Francisco - San Jose                                        1,120,100             4.1
---------- ------------------------------ ----------------------------- ----------------- ------------------
   5.      Chicago                                                         1,106,800             4.1
---------- ------------------------------ ----------------------------- ----------------- ------------------
   6.      Houston                                                         1,078,600             4.0
---------- ------------------------------ ----------------------------- ----------------- ------------------
   7.      San Antonio                                                     1,018,000             3.7
---------- ------------------------------ ----------------------------- ----------------- ------------------
   8.      McAllen/Brownsville                                               803,800             3.0
---------- ------------------------------ ----------------------------- ----------------- ------------------
   9.      Dallas - Ft. Worth                                                740,000             2.7
---------- ------------------------------ ----------------------------- ----------------- ------------------
   10.     El Paso                                                           644,800             2.0
---------- ------------------------------ ----------------------------- ----------------- ------------------


         There are currently 305 Spanish language radio stations serving the United States with 49 FM radio stations and 92 AM radio stations in the top 10 Hispanic markets. On a per capita basis, there are 4.5 non-Spanish language radio stations per 100,000 people in the United States compared to 1.1 Spanish language radio stations per 100,000 Hispanic people in the United States and only 0.9 Spanish language radio stations per 100,000 Hispanics in the top ten Hispanic markets. The Company believes that these factors underscore the attractiveness of its radio stations to advertisers targeting the Hispanic market, particularly in light of the smaller number of Spanish language radio stations, as compared to more numerous English language radio stations.

RECENT  ACQUISITION

         On March 25, 1996, the Company consummated the purchase of the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WPAT-FM for an aggregate purchase price of $84.6 million plus financing and closing costs of $1.8 million. The Company financed the purchase price with a combination of the sale in a private placement of 37,500 shares of the Company's Redeemable Series A Preferred Stock ("Preferred Stock"), $35.0 million of the Company's 12 1/4% Senior Secured Notes ("New Senior Notes") due 2001 and the balance with cash on hand. The Company also issued to the holders of the Preferred Stock and New Senior Notes warrants to purchase, in the aggregate, 6% of the Company's common stock on a fully diluted basis which are exercisable no later than June 29, 1998. Approximately $6.8 million of the gross proceeds was determined to be the value of the warrants. In addition, financing and issuance costs related to the financing were $3.3 million.

         The Preferred Stock is entitled to dividends at the rate of 12.75% per annum payable quarterly with the dividend rate increasing by 0.25% for each period of three months from March 25, 1996 through March 24, 1997 and 0.50% for each period of three months thereafter, provided that the dividend rate will at no time exceed 15.25%. During the first three years, dividends may be paid in cash or additional shares of Preferred Stock. In June, the Company issued an additional 1,195 shares and in September it issued an additional 1,256 shares of Preferred Stock in payment of the quarterly dividends due on the Preferred Stock. The Company is required to redeem the Preferred Stock on December 1, 2002.

         The New Senior Notes are secured by the FCC license for WPAT-FM and are guaranteed by each of the Company's subsidiaries. The Notes are due on June 1, 2001 and bear interest at the rate of 12.25% per annum payable quarterly, with the interest rate increasing by 0.25% for each three month period from March 25, 1996 to March 24, 1997, and 0.50% for each period of three months thereafter, provided that the interest rate on the New Senior Notes may not exceed 14.75% per annum. Until March 24, 1998, interest may be paid in cash or in additional Notes. In June, the Company issued an additional $1,071,875 aggregate principal of additional New Senior Notes and in September, the Company issued another $1,127,246 of aggregate principal of additional New Senior Notes in satisfaction of the quarterly interest payments due on outstanding New Senior Notes. Covenants under the Indentures governing the 12 1/2% Senior Notes and the New Senior Notes limit the Company's ability to pay dividends, repurchase or redeem its Common Stock or the Notes or incur additional indebtedness, among other things. (See Note 5 to the consolidated financial statements for additional features of New Senior Notes and Preferred Stock).

         WPAT-FM is licensed at 93.1 Mhz and transmits from an antenna on top of the World Trade Center. The station's signal covers New York City, northern New Jersey, much of Suffolk, Nassau and Westchester counties in New York and parts of Fairfield county in Connecticut. WPAT-FM has a clarity of sound within the New York metropolitan area comparable to other leading FM stations serving this area. The acquisition of WPAT-FM allowed the Company to introduce a complimentary Spanish language format to the operations of its two other radio stations serving the New York metropolitan area.

PENDING ACQUISITIONS

         WYSY-FM.

         In August 1996, the Company entered into an acquisition agreement with Infinity Holdings Corp. of Orlando ("Infinity") to acquire the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM serving the Chicago metropolitan area. The acquisition is subject to, among other things, timely consent of the FCC and the Department of Justice (the "DOJ") to the assignment of the broadcast license for this station to the Company. The DOJ issued early termination on October 29, 1996.

         Under the terms of the acquisition agreement, the aggregate purchase price for WYSY-FM is $33.0 million including a $3 million seller note. The closing of this acquisition is scheduled to occur on the latest of (i) the day on which the merger of Infinity Broadcasting Corporation with and into Westinghouse Electric Corporation is consummated; (ii) the day on which the asset exchange agreement between Infinity Broadcasting Corporation and Cox Broadcasting, Inc. and WCKG, Inc. is consummated and (iii) the fifth business day following receipt of an FCC order granting consent to the assignment to the Company of the FCC license for the station, but in no event later than June 30, 1997.

         WXDJ-FM AND WRMA-FM.

         In September 1996, the Company entered into an acquisition agreement with New Age Broadcasting Inc. and The Seventies Broadcasting Corporation to acquire the FCC broadcast licenses and substantially all of the assets useful in the operation of radio stations WXDJ-FM and WRMA-FM serving the Miami metropolitan area. The acquisition is subject to, among other things, timely consent of the FCC and the DOJ to the assignment of the broadcast licenses for the stations to the Company. The DOJ issued early termination on October 29, 1996. The Mass Media Bureau of the FCC consented to the assignment of the station licenses to the Company on November 14, 1996, and absent a reversal or court appeal, the grant will become final on December 24, 1996.

         Under the terms of the acquisition agreement, the aggregate purchase price for WXDJ-FM and WRMA-FM is (i) $110.0 million and (ii) certain customary closing adjustments and reimbursement obligations. In connection with this agreement, the Company delivered a $10 million letter of credit to the Sellers who may draw upon it if an event of default occurs, as defined in the agreement. If an event of default occurs, liquidated damages are limited to $30 million as defined in the agreement. The closing of this acquisition is scheduled to occur on a date not later than 15 days following the date of receipt of an FCC order granting consent to the assignments to the Company of the FCC licenses for the stations which consent is final and not subject to appeal or, if the Company has waived such requirement, following the later of the effective date of the FCC consent, but in no event later than June 30, 1997.

         The Company is in the process of arranging for the financing of the purchase price for the Pending Acquisitions, and is exploring various financing options. The Company expects to finance the purchase price with a combination of one or more of the following: internally generated funds, proceeds from the sale of non-strategic assets, proceeds from the sale of the Company's debt and/or equity securities, and/or borrowings under a long-term credit facility. There can be no assurance that the Company will be able to consummate the Pending Acquisitions.

PLANNED DISPOSITIONS

         In conjunction with the Pending Acquisitions, the Company has reassessed its business strategy and has determined that, although its AM Stations have been attractive to advertisers in the past, a better return could be achieved from the capital invested in the AM Stations if it were instead invested in acquiring FM Stations. Accordingly, the Company intends to sell radio stations KXMG-AM, serving the Los Angeles metropolitan area, WXLX-AM serving the New York metropolitan area, and WCMQ-AM, serving the Miami metropolitan area. The Company also intends to sell WSKP-FM, its Key West, Florida station.

OPERATIONS

         Among the principal practices used by the Company to operate its stations and improve station results are: (i) programming based on the results of audience research and tailored to the tastes of its demographically targeted listening audience; (ii) developing a high-quality sales force that utilizes customer-focused marketing systems; and (iii) monitoring operating expenses. The Company believes this strategy for improving and expanding operations should provide the basis for increased advertising revenues in each market by attracting advertising dollars into Spanish language media which have traditionally been spent in mainstream English language media.

         Local Staff and Management. The Company employs talented local management teams responsible for the day-to-day operations of the stations. In each of the Company's three markets, its stations are managed by a local management team which is generally comprised of a general manager, a general sales manager and a programming director. The Company generally prefers to staff stations with managers who have experience and knowledge of the local radio market and the local Hispanic population. Because of the diversity of the Hispanic populations from region to region in the United States, this team-oriented approach allows decisions regarding day-to-day programming, sales and promotional efforts to be made by local managers and improves the Company's flexibility and responsiveness to changing conditions in each of the markets it serves. Corporate management regularly provide stations with advice and support in the development of advertising and marketing strategies and in sales force training, and is responsible for national sales development, long-range strategic planning, corporate policies and procedures, resource allocation, monitoring performance and maintaining overall control of the stations.

         Programming. The Company formats the programming of each of its stations to capture a dominant position within each market. Most of the Company's stations emphasize music programming due to a strong audience preference for music and the fact that music programming is comparatively less expensive to produce than other radio formats.

         The Company's FM stations generally target a slightly younger (aged 18 to 49) Hispanic audience than its AM stations. While the Company's FM stations have regular news and weather segments, the stations primarily offer music carefully chosen with the particular heritage of the targeted Hispanic listening audience in mind. The Company's AM programming formats are designed to appeal to a slightly older, more traditional segment of the Hispanic listening audience. As with the Company's FM stations, AM station programming is keyed to the tastes of the particular segment of the Hispanic listening audience served by the station. The Company's AM programming generally includes more and longer news segments than those on its FM stations.

         Promotion. Special promotional appearances, such as van appearances at client events, concerts and tie-ins to major events form an important part of the Company's marketing strategy. Many of these events enable the Company to offer its advertisers an additional means of reaching their target markets. In addition, the Company's stations use promotional events to promote audience participation by having celebrities and radio personalities in attendance and by running contests in conjunction with the event. Many of these activities are co-sponsored by local television stations and newspapers, thus providing the Company's advertisers with a larger combined audience. The Company's promotional and marketing campaigns focus on increasing Hispanic consumer awareness of advertisers' products, creating and reinforcing consumer awareness of stores which sell specific brands, creating, consumer incentives to visit the stores and to purchase the brands and building and sustaining the images of particular brands and stores.

         Community Involvement. The Company participates actively in the communities it serves. Each of the Company's radio stations engages in public service programming, fund raisers, disaster relief when needed and other activities benefiting the local community and Hispanics overseas. Other examples of the Company's community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by station radio personalities with school and community groups designed to limit drug and gang involvement and free concerts and events designed to support the stability of the family and the local Hispanic community. The Company's stations and members of its management have received numerous community service awards and acknowledgments from governmental entities and community and philanthropic organizations for their service to the community.


                               KLAX-FM AND KXMG-AM
                         SERVING THE LOS ANGELES MARKET

         Los Angeles. The Company's stations, KLAX-FM and KXMG-AM, serve the Los Angeles market which is the #1 radio revenue market and the #1 Hispanic market with a DMA population of approximately 16.1 million, of which approximately 37.3% is Hispanic.

         KLAX-FM. In February 1988, the Company acquired the Los Angeles area radio station KNOB-FM. The Company changed its easy-listening English music format to contemporary Spanish music and its call letters to KSKQ-FM. In January 1992, the Company relocated its FM transmitter site from Long Beach to Baldwin Hills which extended the station's signal in the San Fernando Valley and to the more heavily Hispanic populated areas of East Los Angeles. In July 1992, the Company hired a new general manager and program director. In August 1992, the Company adopted new call letters KLAX-FM to replace KSKQ-FM, adopted the slogan identified "La X" and developed and inaugurated a new Spanish language "Contemporary Ranchera" music format to reach and retain adults aged 18 to 49 of Mexican descent. Ranchera music is the most widely recognized Mexican regional music worldwide; it originated in the state of Jalisco, but can be found in all parts of Mexico. The Ranchera format also highlights Nortena (music from the border states in the north of Mexico), Grupos (interpretations of romantic ballads) and Tropical which is the Colombian tropical Cumbia rhythm modified to add a Mexican flavor. Banda is another form of regional Mexican music with tropical rhythms which is included in KLAX-FM's Ranchera programming. These changes were made to appeal more effectively to the tastes and interests of the station's listening audience and to increase the station's share of the Los Angeles radio market.

         KLAX-FM is licensed at 97.9 Mhz. With its transmitter site in Baldwin Hills, California, KLAX-FM has a powerful radio signal which enables it to reach Los Angeles County in addition to Orange County and parts of Ventura, San Bernardino, Riverside and San Diego counties. The Company has an application pending before the FCC to change its city of license from Long Beach to East Los Angeles and to move its transmitting facilities to Flint Peak, thereby allowing the station to extend its coverage to an additional 1.9 million listeners. KLAX-FM has an auxiliary transmitter in Long Beach, California. See "Item 2. Properties."

         KXMG-AM. In December 1984, the Company acquired Los Angeles radio station KZLA-AM. Following the acquisition, the Company changed the station's call letters to KSKQ-AM and its English language country music format to contemporary Spanish music. In 1996, the Company adjusted this station's format to accentuate "Banda" and ballads. It also changed the station's call letters to KXMG-AM and adopted the slogan identifier "MEGA."

         KXMG-AM is licensed at 1540 Khz. The company believes KXMG-AM's signal provides market coverage of the Los Angeles metropolitan area comparable to other AM stations licensed to this area. KXMG-AM's transmitter site, located in El Sereno, California is owned by the Company and enables this station to reach substantially all of Los Angeles's DMA.

                          WSKQ-FM, WXLX-AM AND WPAT-FM
                    SERVING THE NEW YORK METROPOLITAN MARKET

         New York. The Company's stations, WSKQ-FM, WXLX-AM and WPAT-FM serve the New York metropolitan area which is the #2 radio revenue market and the #2 Hispanic media market in the United States with a DMA population of approximately 20.0 million, of which approximately 16.4% are Hispanic.

         WSKQ-FM. The Company acquired WEVD-FM's broadcasting license and facilities on January 26, 1989. Upon acquiring WEVD-FM, the Company changed the station's call letters to WSKQ-FM and its format from an English and Yiddish language station to contemporary Spanish music. Following this format change, WSKQ-FM became the first Spanish language FM station to serve the New York metropolitan area.

         In fiscal 1993, in response to the changing tastes of its target market, the Company developed and launched a new Spanish language music format known as "Latin Power" designed to appeal to Hispanics of Puerto Rican and Dominican descent aged 18 to 49. Latin Power features upbeat Latin rhythms of popular Latin singers such as Luis Miguel, Tito Rojas and Jon Secada, Latin dance music with regional beats, including Salsa (Puerto Rican/Cuban), Meringue (Dominican), Cumbia (Central and South American), as well as English language and dance club music hits of popular entertainers. In addition, as a result of the increasing popularity among English speaking listeners as well as Hispanics of the music of artists such as Gloria Estefan, and Boyz 2 Men, WSKQ-FM is attracting an increasing number of English speaking listeners. In 1994, the Company adopted a new slogan identifier -"Mega-97.9 FM."

         WSKQ-FM is licensed at 97.9 Mhz. In 1994, WSKQ-FM began transmitting from a new master antenna on top of the Empire State Building strengthening the station's signal which now covers New York City, northern New Jersey, much of Suffolk, Nassau and Westchester counties in New York, and parts of Fairfield County in Connecticut. With modern transmitter equipment, WSKQ-FM's signal within the New York metropolitan area is comparable to other leading FM stations serving this area.

         WXLX-AM. In September 1983, the Company acquired WVNJ-AM, a Newark, New Jersey licensed easy-listening, English language radio station serving the New York market. Upon acquiring WVNJ-AM, the Company changed its call letters to WSKQ and its format to contemporary Spanish music. In August 1995, the Company adopted new call letters WXLX and changed the station's programming to Regional Mexican music to better appeal to the changing tastes of a younger local Hispanic market composed of Hispanic adults aged 18 to 49. The station employs veteran radio personalities, such as Martin Munoz, who are well known to the station's New York radio audience. WXLX-AM broadcasts local and national news, and sports, weather and traffic as well as call-in and talk shows.

         WXLX-AM is licensed at 620 Khz. WXLX-AM currently broadcasts from Livingston, New Jersey and its signal covers New York City, northern New Jersey, Nassau and much of Suffolk County on Long Island, Westchester and Rockland Counties in New York and much of Fairfield County in Connecticut. The Company believes WXLX-AM's signal provides market coverage of the New York metropolitan area comparable to other AM stations licensed to this area. The Company's original lease for WXLX-AM's transmitter site in Livingston, New Jersey expired on March 31, 1996. Since April, 1996, the Company has been renewing the terms of the lease, pending the anticipated completion of the new transmitter site in Lyndhurst, New Jersey. See "Item 2, Properties."

         WPAT-FM. In March 1996, the Company acquired WPAT-FM. Upon its acquisition, the Company changed the format of WPAT-FM from an English language radio station to a Spanish language romantic adult contemporary format. WPAT-FM is licensed at 93.1 Mhz and transmits from an antenna on top of the World Trade Center. The station's signal covers New York City, northern New Jersey, much of Suffolk, Nassau and Westchester counties in New York and parts of Fairfield County in Connecticut. WPAT-FM has a clarity of sound within the New York metropolitan area comparable to other leading FM stations serving this area.

                      WCMQ-FM, WCMQ-AM, WZMQ-FM AND WSKP-FM
                   SERVING THE MIAMI AND SOUTH FLORIDA MARKETS

         Miami/South Florida. Four of the Company's stations, WCMQ-FM/AM, WZMQ-FM and WSKP-FM serve the South Florida market, which is the #12 radio revenue market and the #3 Hispanic media market in the United States, with a DMA population of approximately 3.7 million, of which approximately 37.1% are Hispanic. The Company acquired the WCMQ-FM/AM combination in December 1986. WCMQ-AM and FM's coverage area includes Dade and Broward counties.

         WCMQ-FM. In connection with the pending acquisition of WXDJ-FM and WRMA-FM, the Company reformatted WCMQ-FM from a "lite" adult contemporary Latin format which includes a blend of romantic Spanish love songs and ballads targeting an upscale adult audience aged 25 to 54 to a "Spanish Oldies" format.

         WCMQ-FM is licensed at 92.3 Mhz. Its main transmitter location is on top of the Biscayne Tower in downtown Miami and its auxiliary transmitter is located in Hialeah, Florida. The Company believes WCMQ-FM's signal provides market coverage of the Miami metropolitan area comparable to other FM stations licensed to this area.

         WCMQ-AM. WCMQ-AM was one of the first Spanish language radio stations to serve Miami's large Hispanic population. Staff changes and a new programming format targeting Hispanics in the 25 to 54 age group were implemented in April 1993, in response to the shifting demographics of Miami's Hispanic population and in an effort to improve the operating performance of the radio station. The Company reprogrammed WCMQ-AM to stress a news/talk/sports format. The station offers a full complement of local, national and international news. In addition, in 1993, WCMQ-AM became the Spanish voice of the Florida Marlins, a Major League Baseball team, and has the exclusive right to broadcast all regular season Marlins games through the 1998 season. In the fall of 1993, WCMQ-AM became the exclusive Spanish language broadcaster of Florida Panthers home hockey games through the 1998 season. In addition, beginning with the 1995 season, WCMQ-AM became the exclusive Spanish language broadcaster of Miami Dolphins football games. WCMQ-AM has the exclusive right to broadcast these games through the 1996 season.

         WCMQ-AM is licensed at 1210 Khz. The WCMQ-AM transmitter site is in Dade County, Florida. The Company believes WCMQ-AM's signal provides market coverage of the Miami metropolitan area comparable to other AM stations licensed to this area.

         WZMQ-FM. WZMQ-FM, licensed to Key Largo, Florida, simulcasts programs of WCMQ-FM and serves the Hispanic community in the Florida Keys and adjacent communities just south of Miami. The Company acquired a construction permit to build WZMQ-FM in September, 1989 and began broadcasting in January 1990. WZMQ is licensed at 103.9 Mhz. WZMQ-FM's transmitter is located in Key Largo, Florida. The Company believes WZMQ-FM's signal provides market coverage of the Key Largo area comparable to other FM stations licensed to this area.

         WSKP-FM. In July 1995, the company acquired WSKP-FM. The station simulcasts the programs of WCMQ-AM and is licensed at 107.9 Mhz. The WSKP-FM transmitter site is located in Key West, Florida. The Company believes WSKP-FM's signal provides market coverage of the Key West area comparable to other FM stations licensed to this area.

ADVERTISING

         Virtually all radio station revenue is derived from advertising. This revenue is usually classified in one of two categories - "national" and "local." "National" connotes advertising that is solicited by a national representative firm that represents the station and is compensated on a commission-only basis. "Local" refers to advertising purchased by advertisers in the local community served by a particular station.

         The Company believes that radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station's ability to attract listeners in a given market and on the attractiveness to advertisers of the station's listener demographics. Rates vary depending upon a program's popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available air time and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours which are the peak hours for radio audience listening. The Company believes that its AM/FM combinations in Los Angeles and Miami and its FM/FM duopoly in New York are desirable to national advertisers and, as a result, command attractive advertising rates. However, because the Company believes that FM/FM duopolies will be even more attractive to national advertisers, it has decided to redeploy the capital invested in its AM stations and focus on the development of its FM stations. See "Planned Dispositions." The Company believes it will be able to increase its rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

         Each station broadcasts a predetermined number of advertisements each hour with the actual number depending upon the format of a particular station. The Company determines the number of advertisements broadcast hourly that can maximize the station's available revenue dollars without jeopardizing its audience listener levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

         The Company's revenue mix between local and national advertising varies significantly by market. Management's objective for its stations is to increase the level of national advertising since national advertising generally commands a higher dollar rate per advertising spot than does local advertising. Approximately 80% of the Company's advertising is local and 20% is national.

         Until the Fall of 1993, a subsidiary of the company sold all national advertising for the Company's stations. To increase its access to national advertisers and agencies, including many that have not heretofore advertised on Spanish language radio, the Company's stations entered into five-year agreements with Katz Communications Inc. ("Katz") pursuant to which Katz, the largest broadcasting national sales representative in the United States, is serving as the Company's exclusive sales representative for national broadcast advertising. Under the terms of the agreements, during fiscal 1996, the Company paid Katz a commission of 14% of net revenues received from advertisers on account of national advertising sales.

         Although the majority of the Company's advertising contracts are short-term (generally running for less than one month), the Company has long-term relationships with some of its advertisers. In each of its three broadcasting markets, the Company employs salespeople to obtain local advertising revenues. The Company believes that its local sales force is crucial in maintaining relationships with key local advertisers and agencies and identifying new advertisers. The Company generally pays sales commissions to its local sales staff upon the receipt from advertisers of the payments related to such sales. The Company offers assistance to local advertisers by providing them with studio facilities to produce 60-second commercials free of charge.

COMPETITION

         Broadcasting is a highly competitive business. The Company's radio stations compete for audiences and advertising revenues with other radio stations of all formats, as well as other media, such as newspapers, magazines, television, cable television, outdoor advertising and direct mail, within their respective markets. Audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. Future operations are further subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include: economic conditions, both general and relative to the broadcasting industry; shifts in population and other demographics; the level of competition for advertising dollars with other radio stations and other entertainment and communications media; fluctuations in operating cost; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies, including the FCC. Although the Company believes that each of its stations is able to compete effectively in its respective market, there can be no assurance that any such station will be able to maintain or increase its current audience ratings and advertising revenues. Radio stations can change format quickly. Any radio station currently broadcasting in either English or Spanish could shift its format to duplicate the format of any of the Company's stations. If a station converted its programming to a format similar to that of a station owned by the Company, the ratings and broadcast cash flow of the Company's stations could be adversely affected.

SEASONALITY

         The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the second calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures.

MANAGEMENT AND PERSONNEL

         As of September 29, 1996 the Company had approximately 203 full-time employees of whom 11 were primarily involved in management, 102 in programming, 47 in sales, 35 in general administration and eight in technical activities.

         The Company operates with a small headquarters' staff in New York. To facilitate efficient management from its headquarters, the Company accesses and utilizes computerized accounting systems from its properties to provide current information to management on station operations and to assist in cost control and the preparation of monthly financial statements. Corporate executives regularly visit each station to monitor its operations and ensure that policies are implemented.

FEDERAL REGULATION OF BROADCASTING

         EXISTING REGULATION AND LEGISLATION. Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), as amended by, inter alia, the Telecommunications Act of 1996 (the "1996 Act"). The Communications Act prohibits the operation of a radio broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations, and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a license without prior approval of the FCC.

         The 1996 Act represents the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The 1996 Act and the FCC's rules and policies adopted thereunder significantly change both the broadcast ownership rules and the process for renewal of broadcast station licenses. The 1996 Act and the rules also relax local radio ownership restrictions and the FCC continues to explore implementation of new ownership policies in a series of rule makings. The FCC has already implemented some changes through FCC orders. The 1996 Act establishes a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. Additionally, the 1996 Act and the rules substantially liberalize the national broadcast ownership rules, eliminating the national radio limits.

         This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Liberalization of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has increased sharply the competition for, and the prices of, attractive stations.

         MULTIPLE OWNERSHIP RESTRICTIONS. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other specified mass media entities. Prior to the passage of the 1996 Act, these rules included limits on the number of radio stations that could be owned or operated under certain conditions on both a national and local basis. On a national basis, the former FCC rules generally precluded any individual or entity from having an attributable interest in more than 20 AM radio stations and 20 FM radio stations.

         The 1996 Act substantially relaxed the radio ownership limitations. The FCC began its implementation of the 1996 Act with several orders issued on March 8, 1996. The Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum allowable varies depending on the number of radio stations within a market. In markets with more than 45 stations, one company may own, operate or control up to eight stations, with no more than five in any one service; (AM or FM). In markets of 30-44 stations, one company may own up to seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own up to six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations in the market, whichever is less, with no more than three in any one service.

         In 1992, the FCC placed limitations on time brokerage (local marketing) agreements (L.M.A.'s) through which the licensee of one radio station provides programming for another licensee's station in the same market. Commonly-owned or controlled stations and licensees which program another station in the market pursuant to time brokerage agreements, which stationers operate in the same service (e.g., where both stations are AM) and in the same market, are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum ownership limits even though it does not own the station.

         A number of multiple-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio multiple-ownership restriction (the so-called "one-to-a-market" rule), generally permitting common ownership of one AM, one FM, and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations in the market. The 1996 Act directed the FCC to extend its one-to-a-market waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity; however, the FCC has not yet implemented this provision. Moreover, in a pending 1995 rulemaking the FCC has proposed the possibility of eliminating the one-to-a-market rule entirely. In addition, there is now pending a Notice of Inquiry which explores possible changes in the newspaper/radio cross-ownership waiver policy.

         Expansion of the Company's broadcast operations in particular areas nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially -as part of its regulatory reform obligations - to determine whether its various rules are still necessary. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that any of the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

         Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock without being considered "attributable." Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not attributable. The FCC's "cross-interest" policy, which generally precludes an individual or entity from having a "meaningful" (even though not attributable) interest in one media property and an attributable interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules. See the Notice of Inquiry referred to SUPRA.

         In January 1995, the FCC initiated a rulemaking proceeding designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issue on which comment was sought were (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single shareholder own more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or modify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of non attributable interests), which individually do not raise concern, raise issues with respect to diversity and competition. In November 1996, the FCC issued a Further Notice of Proposed Rulemaking intended to change rules regarding attribution in light of the 1996 Act. The Company cannot predict with certainty when this proceeding will be concluded or whether any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what effect, if any, such changes would have on the Company or its activities.

         License Grant and Renewal. Prior to the passage of the 1996 Act, radio broadcasting licenses generally were granted or renewed for a period of seven years upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. Under the former FCC rules, the time an application was made for renewal of a radio license, parties in interest could file petitions to deny the application, and such parties, including members of the public, could comment upon the service the station provided during the preceding license term. In addition, prior to passage of the 1996 Act, and under the former FCC rules any person was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were not competing applications or if issues raised by petitioners to deny informal objectors or the FCC itself were not serious enough to cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required, sometimes encompassing years of expensive litigation and uncertainty.

         Under the 1996 Act, a number of important changes to FCC license renewal procedures were instituted. First, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years, although the FCC has not yet implemented this provision. The 1996 Act also eliminated the consideration of competing applications for the incumbent's frequency unless the FCC first denied the incumbents renewal applications. The 1996 Act requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny and informal objections but cannot consider whether the public interest would be better served by a person other than the renewal applicant.

         By order dated April 12, 1996, the FCC modified its rules to implement the new two-step renewal procedure and to eliminate the right to file an application that is mutually exclusive with a license renewal application. Also on April 12, 1996, the FCC issued a notice of Proposed Rulemaking to consider how to implement the new (longer) license term provision of the 1996 Act.

         Although in the vast majority of cases broadcast licenses are granted by the FCC even if petitions to deny or informal objections are filed against them, there can be no assurance that any of the Company's stations' licenses will be renewed, or if renewed, when they will be renewed, whether they will be renewed for the full normal term or a lesser term, or whether they will be subject to any special conditions.

         Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of an FCC licensee. In addition, a broadcast license may not be granted to representatives or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives by foreign governments or their representatives or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be controlled by any such corporation, and the FCC has made such an affirmative finding only in very few limited circumstances. The Communications Act previously also prohibited grant of a broadcast station license (i) to any corporation with an alien officer or director, or (ii) to any corporation controlled by another corporation with any alien officers or more than one-fourth alien directors. The restrictions on non-U.S. citizens serving as officers or directors of licensees and their parent corporations have been eliminated, however, by the 1996 Act.

         Other Regulations Affecting Radio Broadcasting Stations. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. In 1990, the U.S. Supreme Court refused to review a lower court decision that upheld the FCC's 1987 action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC has, however, continued to regulate other aspects of fairness obligations in connection with certain types of broadcasts. In addition, there are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as political advertising practices, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations.

         Recent Developments, Proposed Legislation and Regulation. Congress has enacted legislation that eliminated the minority tax certificate program of the FCC, which previously gave favorable tax treatment to entities selling broadcast stations to entities controlled by an ethnic minority. In addition, a recent Supreme Court decision has cast into doubt the continued validity of other FCC programs designed to increase minority ownership of mass media facilities.

         Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (liquor, beer and wine, for example) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry.

         The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. The 1996 Act also covers satellite and terrestrial delivery or digital audio radio service, and direct broadcast satellite systems. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

ITEM 2.           PROPERTIES

         The Company's corporate headquarters are located in New York City. The types of properties required to support each of the Company's radio stations include offices, broadcasting studios and antenna towers where its broadcasting transmitters and antenna equipment are located. The Company owns the building housing its corporate headquarters in New York City which also houses the WSKQ-FM, WPAT-FM, and WXLX-AM studios In the Fall of 1995, the Company relocated the offices and studios of KLAX-FM and KXMG-FM in Los Angeles to a new facility which the Company purchased in October 1994. During fiscal 1996 the building located on Sunset Boulevard, which was part of the assets acquired with the Los Angeles A.M. station, was written down. (See Note 4 to the financial statements). The studios and offices of the Company's Miami and South Florida stations are located in leased facilities with a lease term that expires in 2012. See "Item 13. Certain Relationships and Related Transactions." The Company owns its transmitter site for KXMG-AM in Los Angeles and the auxiliary transmitter site for KLAX-FM in Long Beach, California and leases its other transmitter sites, with lease terms that expire from 1996 to 1998, assuming all renewal options are exercised.

         The Company's lease for WXLX-AM's transmitter site in Livingston, New Jersey expired on March 31, 1996. The Company has identified a new site for the relocation of the WXLX-AM transmitter within the New Jersey Meadowlands, has signed a new long-term lease and has applied to the FCC for approval to designate Jersey

City, New Jersey, as its community of license. The Company has also received certain of the local governmental approvals necessary to move to this new site. The Company has no assurance that it will receive all necessary FCC, state environmental or local building permits or sign an acceptable lease and complete new construction or continue to arrange an extension of its Livingston lease. While the Company believes that it may obtain special temporary operating authority to continue broadcasting WXLX-AM from other locations so as not to interrupt the station's operations, it may be unable to do so and accordingly, upon the expiration of its lease extension for WXLX-AM's transmitter site in March 1997, there is no assurance that this station will be able to continue broadcasting without interruption. Except for the transmitter site in Livingston, New Jersey, the Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space if required.

         The transmitter sites for the Company's stations are material to the Company's overall operations. Management believes that its properties are in good condition and are suitable for its operations; however, the Company continually seeks opportunities to upgrade its properties. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3.           LEGAL PROCEEDINGS

         Alfredo Rodriguez v. Spanish Broadcasting System of California, Inc.:
Spanish Broadcasting System, Inc.: Raul Alarcon, Los Angeles Superior Court Case No. BC156965. A former general manager of SBS' Los Angeles' radio stations filed suit in October 1996 alleging wrongful termination and breach of contract, and damages of approximately $2 million. SBS believes that the claim is without merit, since the general manger voluntarily resigned. The case is at the very beginning of litigation, and has been tendered to SBS' insurance carrier for coverage. SBS is vigorously defending the claim.

         From time to time the Company is involved in litigation incidental to the conduct of its business, such as contractual matters and employee-related matters. The Company is not currently a party to any other litigation which, in the opinion of management, is likely to have a materially adverse effect on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

         The Company's Common Stock has not been registered under the Securities Act or the Securities Exchange Act of 1934, as amended, and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. There are currently three holders of the Company's Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

DIVIDENDS

         The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Indenture governing the Company's 12 1/2% Senior Notes due 2002 and the Indenture governing the Company's 12 1/4% Senior Secured Notes due 2001 limit the Company's ability to pay dividends on the Common Stock. The payment of cash dividends in the future will depend on limitations in the Indenture governing the Notes, the Company's earnings, financial condition, capital needs and on other factors deemed relevant by the Board of Directors at the time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and growth of the Company's business. See "Item 14. Exhibits, Financial

Statement Schedules and Reports on Form 8-K" and, Note 5 of Notes to Consolidated Financial Statements of the Company.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the fiscal years in the five-year period ended September 29, 1996, are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements for each of the years in the three-year period ended September 29, 1996, and the report thereon, are included elsewhere in this Annual Report. The selected consolidated financial data of the Company should be read in conjunction with the consolidated financial statements of the Company as of and for each of the fiscal years in the three-year period ended September 29, 1996, the related notes and independent auditor's report, included elsewhere in this Annual Report. For additional information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                FISCAL YEAR ENDED

---------------------------------------------------------------------------------------------------------------------
                                        9/27/92          9/26/93          9/25/94          9/24/95          9/29/96
STATEMENT OF OPERATIONS DATA:
Gross broadcasting revenues             $ 27,991         $ 35,744         $ 45,825         $ 54,152         $ 55,338
Less: Agency Commissions                  (3,024)          (4,116)          (5,688)          (6,828)          (6,703)
                                        --------         --------         --------         --------         --------
                     Net Revenues         24,967           31,628           40,137           47,324           48,635
OPERATING EXPENSES:
Station operating expenses (1)            15,399           19,461           22,144           22,998           27,876
Corporate expenses                         1,484            2,518            2,884            4,281            3,748
Depreciation and amortization              3,911            3,598            3,256            3,389            4,556
Write-down of franchise costs (2)             --           16,365               --               --               --
                                        --------         --------         --------         --------         --------
          Operating income (loss)          4,173          (10,314)          11,852           16,656           12,455
Interest expense, net                     14,025           14,132           14,203           12,874           16,533
Financing costs                              221              555            3,458               --              876
Other expense (income)                        70              (48)             (35)             381              698
                                        --------         --------         --------         --------         --------
      Income (loss) before income
     taxes and extraordinary item        (10,143)         (24,953)          (5,774)           3,401           (5,652)
Income tax expense (benefit)                  24               46           (2,231)           1,411           (1,166)
                                        --------         --------         --------         --------         --------
             Income (loss) before
               extraordinary item        (10,167)         (24,999)          (3,543)           1,990           (4,486)
Extraordinary item (3)                        --               --           70,255               --               --
                                        --------         --------         --------         --------         --------
            Net Income (Loss)           ($10,167)        ($24,999)        $ 66,712         $  1,990         ($ 4,486)
                                        ========         ========         ========         ========         ========
OTHER DATA:
Broadcast cash flow (5)                 $  9,568         $ 12,167         $ 17,993         $ 24,326         $ 20,759
Broadcast cash flow margin (5)              38.3%            38.5%            44.8%            51.4%            42.7%
EBITDA (6)                              $  8,084         $  9,649         $ 15,109         $ 20,045         $ 17,011
EBITDA margin (6)                           32.4%            30.5%            37.6%            42.4%            35.0%

                                                AS OF

                                        9/27/92          9/26/93          9/25/94          9/24/95          9/29/96
BALANCE SHEET DATA:

Cash and cash equivalents               $   2,691        $   4,398        $  12,137        $  17,817        $   5,468
Net working capital (deficiency)         (135,587)        (142,807)          11,981           22,194            9,172
Total assets                               97,107           81,630           98,733          103,629          176,860
Total long term debt, including
current maturities, but excluding
accrued interest                          120,877          123,076           93,573           95,523          135,914
Stockholders' equity (deficiency)(4)      (47,829)         (75,218)          (2,960)          (1,150)          (3,569)
---------------------------------------------------------------------------------------------------------------------

            NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA


(1) Station operating expenses include engineering, programming, selling and general administrative expenses.

(2) Concurrently with the refinancing described below in note 3, the Company obtained appraisals for the assets of its radio stations. The appraised values of certain stations were less than the carrying values of such assets, including franchise costs by $16,365,255, in the aggregate. Based on the appraisals and management's own evaluation of the recoverability of franchise costs in relation to the then current market conditions in the broadcasting industry, the Company reduced the carrying amounts of the applicable franchise costs by $16,365,255 through a charge to operations in the 1993 consolidated statement of operations.

(3) On June 29, 1994, the Company sold 107,059 units, each consisting of $1,000 principal amount of the Company's 12 1/2% Senior Notes due 2002 (the "Notes") and a Warrant. The Notes were issued at a substantial discount from their principal amount. The sale of the Notes and Warrants generated gross proceeds of $94,000,000 and net proceeds to the Company of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds from the sale of the Notes and Warrants, $88,603,000 was allocated to the Notes and $5,397,000 was determined to be the value of the Warrants. Of the net proceeds from the sale of the Notes and Warrants, $83,000,000 was used to satisfy in full the Company's obligations to its two former principal lenders, and the balance was used to settle litigation with a former stockholder and for general corporate purposes. The Company realized a gain of $70,254,772 in connection with its repayment of all obligations to its two former principal lenders because it was able to satisfy in full these obligations at substantial discounts to their face amounts in accordance with restructuring agreements between the Company and such lenders.

(4) In connection with the sale of the Notes and Warrants discussed in note 3 above, in fiscal 1994, the Company consolidated its radio operations through the contribution by the principal stockholders to the Company of their interests in eight corporations in exchange for common stock of the Company. As a result of the contribution, the Company issued new shares of Class A and Class B Common Stock in exchange for the then outstanding common stock. The periods presented have been restated to reflect the effect of the aforementioned transaction.

(5) The term "broadcast cash flow" means operating income before depreciation and amortization, write-down of franchise costs and corporate expenses. Broadcast cash flow should not be considered in isolation from, or as a substitute for, net income or cash flow statement data or as a measure of the Company's profitability or liquidity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, broadcast cash flow is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance. Broadcast cash flow margin is defined as the percentage derived by dividing broadcast cash flow by net revenues.

(6) EBITDA represents net income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, write-down of franchise costs and other expenses and income. The Company has included information concerning EBITDA in this Annual Report because it is used by certain investors as a measure of a company's ability to service its debt obligations and it is also the basis for determining compliance with certain covenants in the Indenture governing the Company's senior indebtedness. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flow as an indicator of the Company's operating performance. EBITDA margin is defined as the percentage derived by dividing EBITDA by net revenues.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company's financial results depend on a number of factors, including the strength of the national economy and the local economies served by the Company's stations, total advertising dollars dedicated to the markets served by the Company's stations, advertising dollars targeted to the Hispanic consumers in the markets served by the Company's stations, the Company's stations' audience ratings, the Company's ability to provide popular programming, local market competition from other radio stations and other advertising media, and government regulation and policies.

         As is true of other radio groups, the Company's performance is customarily measured by its ability to generate broadcast cash flow and EBITDA. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, the Company believes that broadcast cash flow and EBITDA are useful in evaluating the Company because such measures are accepted by the broadcasting industry as generally recognized measures of performance and are used by securities industry analysts who publish reports on the performance of broadcasting companies. In addition, the Company has included information concerning EBITDA in this Annual Report because it is used by certain investors as a measure of a company's ability to service its debt obligations and it is also the basis for determining compliance with certain covenants in the Indenture governing the Notes. Broadcast cash flow and EBITDA are not intended to be substitutes for operating income (as determined in accordance with generally accepted accounting principles), or alternatives to cash flow from operating activities (as a measure of liquidity), or alternatives to net income.

         In the radio broadcasting industry, stations may utilize trade or barter agreements to provide advertising time in exchange for goods or services (such as travel and products used in promotional campaigns or "give-always") instead of cash compensation. In each of fiscal years 1994, 1995 and 1996, the Company sold approximately 91%, 94% and 94%, respectively, of its available advertising time for cash. The Company believes that its percentage of advertising time sold for cash will increase in the future as its stations' ratings increase.

         The Company reports its revenues and expenses on a broadcast month basis. For fiscal 1996, the Company reported 53 weeks of revenues and expenses compared to 52 weeks reported in fiscal 1995.

         In March 1996, the Company acquired WPAT-FM for $86.4 million including financing costs. Pursuant to the terms of the acquisition agreement the Company began operating WPAT-FM on January 26, 1996 and the Company's results include the operations of WPAT-FM from such date.

RESULTS OF OPERATIONS

                  FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         Net revenue. Net revenues increased to $48.6 million for fiscal 1996 from $47.3 million for fiscal 1995, an increase of $1.3 million, or 2.7% . This increase was due primarily to an increase in net revenues generated by the Company's stations in New York and Miami, offset by lower net revenues from the Los Angeles stations. The newly acquired radio station WPAT-FM, which commenced operations in January 1996 had net revenues of $4.6 million. In addition, the Company's other New York radio stations experienced net revenue increases primarily as a result of rating increases that allowed the stations to increase their advertising rates. The Miami stations contributed to the net revenues growth due to more effective sales efforts. These increases were partially offset by a decrease in the net revenues of the Los Angeles stations which were adversely effected by a decline in ratings. In fiscal 1996, net revenues from national advertising decreased 5% while local advertising increased by 3%.

         Operating Expenses. Total operating expenses increased to $36.2 million during fiscal 1996 from $30.7 million during fiscal 1995, an increase of $5.5 million or 17.9%. As a percentage of net revenues total operating expenses increased to 74.4% in fiscal 1996 from 64.8% in fiscal 1995. The increase was caused by increases of $1.1 million in engineering and programming expenses, $3.7 million in selling , general and administrative expenses and $1.2 million in depreciation and amortization, partially offset by a $0.5 million decline in corporate expenses.

         The primary reasons for the increase in engineering and programming expenses were the costs associated with operating the newly acquired station in New York, WPAT-FM, the settlement of a lawsuit with an ex-employee in Miami, the increase in salary and a starting bonus for a new on-air personality in Miami and increased engineering costs in the New York and Miami markets. Selling, general and administrative expenses were also impacted by the operation of WPAT-FM. Additionally the Company's other stations in the New York market experienced increases in selling salaries, bonuses and national representative commissions due to the sales improvements, the settlement of a lawsuit with a former customer and the reserve of a loan to a former employee. The Los Angeles stations' advertising and promotional expenses increased primarily due to billboard and television campaigns. The Miami stations experienced a rise in salaries and commissions resulting from higher revenues. Sports related programming increased due to the first year of the Company broadcasting the Miami Dolphins football games.

         The lower corporate expenses were caused by lower bonuses, as well as lower professional fees. An increase in depreciation and amortization resulted mainly from the amortization of the franchise costs related to the WPAT-FM purchase.

         Operating income. Operating income decreased from $16.7 million in fiscal 1995 to $12.5 million in fiscal year 1996, a decrease of $4.2 million, or 25.1%. This decrease was due to the increase in operating expenses partially offset by the increase in net revenues.

         EBITDA. EBITDA decreased to $17.0 million from $20.0 million, a decrease of $3.0 million, or 15.0%. Such decrease, similar to operating income, was caused by the increase in operating expenses exclusive of depreciation and amortization, partially offset by the increase in net revenues. EBITDA margin decreased to 35.0% from 42.4%.

         Other expenses. Other expenses comprised of interest expense, net of interest income and refinancing costs increased to $18.1 million from $13.3 million, an increase of $4.8 million, or 36.1%. The increase resulted mainly from the additional interest incurred on the New Senior Secured Notes issued during this fiscal year to partially finance the acquisition of WPAT-FM. Additionally, the Company incurred non-recurring financing costs and wrote down the carrying value of a building in Los Angeles (See Item 2 "Properties").

         Net income (loss). The Company had a net loss of $4.5 million in fiscal year 1996 compared to net income of $2.0 million in fiscal year 1995. This change was caused by the decrease in operating income combined with the increase in other expenses, previously discussed.

                  FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

         Net Revenues. Net revenues increased to $47.3 million for fiscal 1995 from $40.1 million for fiscal 1994, an increase of $7.2, million, or 18.0%. The increase in net revenues primarily was due to the significant growth in net revenues in New York as a result of advertising price increases related to WSKQ-FM's improved Arbitron ranking, growth in net revenues in Miami due to promotional and sports programming events, and to a lesser extent, growth in net revenues in Los Angeles due to a 41.5% increase in national advertising at KLAX-FM and KXMG-AM. In fiscal 1995, net revenues from national and local advertising increased 41% and 18%, respectively.

         Operating Expenses. Total operating expenses increased to $30.7 million in fiscal 1995 from $28.3 million in fiscal 1994, an increase of $2.4 million or 8.5%. However, as a percentage of net revenues, total operating expenses decreased to 64.8% in fiscal 1995 from 70.5% in fiscal 1994. Operating expenses increased in fiscal 1995 as follows: corporate expenses increased by $1.4 million, selling, general and administrative expenses increased by $0.6 million, engineering and programming expenses increased by $0.2 million and depreciation and amortization increased by $0.1 million. Corporate expenses increased as a result of higher salaries, bonuses (principally to Messrs. Alarcon Jr. and Garcia totaling approximately $783,000), professional fees and insurance costs. Selling, general and administrative expenses increased in all markets, primarily as a result of higher promotion expenses and higher sales commissions due to increased net revenues. The increase in engineering and programming expenses resulted primarily from higher music license fees related to increased sales in New York and the settlement of a lawsuit relating to music license fees.

         Operating income. For fiscal 1995, the Company had operating income of $16.7 million compared to operating income of $11.9 million for fiscal 1994, an increase of $4.8 million, or 40.3%. This growth was caused by the increase in net revenues in fiscal 1995, which was offset by the increase in operating expenses discussed above.

         EBITDA. EBITDA increased to $20.0 million during fiscal 1995 from $15.1 million during fiscal 1994, an increase of $4.9 million or 32.5%. The growth in EBITDA was caused by an increase in net revenues which was partially offset by the increase in operating expenses discussed above. EBITDA margin increased to 42.4% during fiscal 1995 from 37.6% during fiscal 1994.

         Other expenses. Other expenses comprised of interest expense, net of interest income, and refinancing costs, decreased to $13.3 million in fiscal 1995, from $17.6 million in fiscal 1994, a decrease of $4.3 million or 24.4%. The principal reasons for the decrease were the absence of refinancing costs in fiscal 1995, higher interest income of $0.5 million, as well as lower interest expenses. These decreases were offset by a charge of $0.4 million related to the settlement of litigation with a former stockholder.

         Net income. The Company had net income of $2.0 million for fiscal 1995 compared to net income of $66.7 million for fiscal 1994. This decrease was due primarily to the absence in fiscal 1995 of an extraordinary gain of $70.3 million (net of income taxes) associated with the refinancing of the Company's indebtedness in fiscal 1994. Excluding the extraordinary gain, the Company had a net loss of $3.5 million in fiscal 1994 compared to net income of $2.0 million for fiscal 1995. The increase in net income before extraordinary items in fiscal 1995 was due primarily to the increase in the Company's operating income in fiscal 1995 described above and the decrease in other expenses.

                  FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

         Net Revenues. Net revenues increased to $40.1 million for fiscal 1994 from $31.6 million for fiscal 1993, an increase of $8.5 million, or 26.9%. The increase in net revenues primarily was due to the significant growth in net revenues in Los Angeles as a result of advertising price increases related to KLAX-FM's improved Arbitron ranking. Increases in net revenues for the Los Angeles market were supplemented by increases in net revenues in Miami, as a result of the programming change to a news/talk/sports format.

         Operating expenses: Total operating expenses decreased to $28.3 million in fiscal 1994 from $41.9 million in fiscal 1993, a decrease of $13.6 million, or 32.5%. As a percentage of net revenues, total operating expenses decreased from 132.6% to 70.5%. The decrease in total operating expenses was due to the absence in fiscal 1994 of a one-time write-down of franchise costs of $16.4 million incurred in fiscal 1993. Excluding this one-time charge, total operating expenses in fiscal 1993 were $25.6 million, or 80.9% of net revenues. Operating expenses increased in fiscal 1994 as follows: engineering and programming expenses increased by $0.8 million, selling, general and administrative expenses increased by $1.9 million, and corporate expenses increased by $0.4 million. These increases were offset by a $0.3 million decline in depreciation and amortization.

         Contributing to the increase in operating expenses were increases in programming expenses in the Miami and Los Angeles markets. Programming expenses of the Company's Miami radio stations increased due to the hiring of new on-air personalities and a programming director and programming expenses of the Company's Los Angeles stations increased due to the higher music license fees related to increased revenues. The $1.9 million increase in selling, general and administrative expenses from fiscal 1993 to fiscal 1994 was due primarily to increased sales commissions, outside representative commissions related to the Katz agreements, increased salary expenses due to the hiring of additional employees and increased trade expenses related to higher promotional activity. These increases were offset by a significant decrease in bad debt expense due to improved collections. The increase in corporate expenses was due to an increase in the number of employees and increases in travel expenses associated with the refinancing of the Company's indebtedness.

         Operating income (loss). For fiscal 1994, the Company had operating income of $11.9 million compared to an operating loss of $10.3 million during fiscal 1993. This change was caused by an increase in net revenues in fiscal 1994 and the absence of the write-down of franchise costs incurred in fiscal 1993, offset by the increase in other operating expenses discussed above. Excluding the write-down of franchise costs, operating income was $6.1 million in fiscal 1993.

         EBITDA. EBITDA increased to $15.1 million during fiscal 1994 from $9.6 million during fiscal 1993, an increase of $5.5 million, or 57.3%. This increase was caused by an increase in net revenues which was partially offset by the increase in operating expenses. EBITDA margin increased to 37.6% during fiscal 1994 from 30.5% during fiscal 1993.

         Net interest expense. Net interest expense was relatively constant in fiscal 1994 at $14.2 million compared to $14.1 million during fiscal 1993.

         Net income (loss). The Company had net income of $66.7 million for fiscal 1994 compared to a net loss of $25.0 million for fiscal 1993. The change was due primarily to an extraordinary gain of $70.3 million (net of income taxes) in fiscal 1994 associated with the refinancing of the Company's indebtedness and the increase in operating income discussed above. Excluding this extraordinary gain, the Company had a loss of $3.5 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's capital expenditures primarily have been for the improvements and technical upgrades of its broadcasting equipment as well as for acquisitions and upgrades of its facilities. In fiscal 1994, capital expenditures of $0.9 million were primarily related to tower improvements at the New York FM station, construction of a new transmitting facility in Key West, Florida, and equipment purchases for all of the radio stations. In fiscal 1995, the Company's capital expenditures aggregated $5.0 million, of which $3.6 million was used to purchase and upgrade a building to which the company relocated the studio and administrative facilities for its Los Angeles radio stations; $0.3 million was used to upgrade the studio and technical equipment used in the operation of the Los Angeles stations; and $0.4 million was used to purchase the antenna and broadcast license for WSKP-FM in Key West, Florida. The Company anticipates that capital expenditures for fiscal 1997 will be approximately $2.0 million. For fiscal year 1996 cash flow generated from operations was $8.8 million. A portion of the Company's cash flow was used to make its semiannual interest payment on the Company's 12 1/2% Senior Notes due 2001. Additionally, the Company invested $3.8 million in capital expenditures, mostly for the construction of a new tower and antenna system at its newly leased site in New Jersey for WXLX-AM and the upgrade of the Los Angeles building which is used for its radio operations.

         In March 1996, the Company purchased the radio station WPAT-FM for $86.4 million, including financing costs, which was financed through the proceeds of $33.4 million of the Company's New Senior Secured Notes and the proceeds of $35.8 million from the issuance of the Company's Preferred Stock, net of financing and issuance costs respectively.

         Net cash provided by financing activities primarily have been used for working capital and debt service obligations related to existing indebtedness. In fiscal 1994, the Company refinanced substantially all of its then outstanding indebtedness through the sale of Notes and Warrants. In fiscal 1995, the Company made scheduled cash interest payments on the Notes in the amount of $8.0 million. Principal of the Notes is due in 2002.

         The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and the third fiscal quarter (April through June) generally produces the highest revenues, primarily due to increased levels of advertising during this period. The Company's operating results in any period may also be affected by the occurrence of advertising and promotional expenses that do not produce commensurate revenues in the period in which the expenses are incurred. As a result of Arbitron's practice of reporting radio ratings on a quarterly basis, the potential effects of changes in audience ratings on the Company's advertising revenues may be delayed.

         The Company is in the process of arranging for the financing of the purchase price for the Pending Acquisitions, and is exploring various financing options. The Company expects to finance the purchase price with a combination of one or more of the following: internally generated funds, proceeds from the sale of non-strategic assets, proceeds from the sale of the Company's debt and/or equity securities, and/or borrowings under a long-term credit facility. There can be no assurance that the Company will consummate the Pending Acquisitions.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item 8 is included following "Item
14. Index to Consolidated Financial Statements and Schedules, and Reports on Form 8-K" appearing at the end of this Annual Report on From 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES
BIOGRAPHICAL INFORMATION

         The following table sets forth the names, ages and positions of the directors, executive officers and certain key employees of the Company as of September 29, 1996. Each director of the Company serves until his successor is elected and qualifies.

---------------------------  -------- --------------------------------------------------------------------------------
NAME                           AGE    CURRENT POSITION WITH THE COMPANY
---------------------------  -------- --------------------------------------------------------------------------------
Pablo Raul Alarcon Sr.         70     Chairman of the Board of Directors of the Company
---------------------------  -------- --------------------------------------------------------------------------------
Raul Alarcon Jr*               40     President and Chief Executive Officer and a Director of the Company
---------------------------  -------- --------------------------------------------------------------------------------
Jose Grimalt                   68     Secretary and a Director of the Company
---------------------------  -------- --------------------------------------------------------------------------------
Joseph Garcia                  51     Vice President and Chief Financial Officer of the Company
---------------------------  -------- --------------------------------------------------------------------------------
Walter F. McLallen IV*         29     Director of the Company
---------------------------  -------- --------------------------------------------------------------------------------
Arnold Sheiffer*               63     Director of the Company
---------------------------  -------- --------------------------------------------------------------------------------
Russell Oasis                  46     Executive Vice President-Programming, Chief Operating Officer of Miami Stations
---------------------------  -------- --------------------------------------------------------------------------------
Eugenio Bryan                  38     Vice President/Sales - N.Y. Stations
---------------------------  -------- --------------------------------------------------------------------------------

*Member of the Audit and the Compensation Committees of the Board of Directors.

         Pablo Raul Alarcon Sr. has been the Chairman of the Board of Directors of the Company since its formation in June 1994. He also serves as the Chairman of the Board of Spanish Broadcasting System, Inc., a New Jersey corporation that is wholly-owned by the Company ("SBS-NJ"), and those of the Company's other subsidiaries that own and operate the Company's radio stations. Mr. Alarcon Sr. has been involved in Spanish language radio broadcasting for much of his life. In 1956, he established the first radio network, "Radio Cadena Agramonte," in Camaguey Province, Cuba. By the late 1950's he owned three stations and co-owned six others in Cuba's Camaguey and Oriente provinces. After his stations were confiscated by the Castro regime, Mr. Alarcon Sr. moved to the United States in 1960 where he joined WBNX-AM in New York as a radio personality and later became a program director and station manager. In 1972, he created "La Grande" on WEVD-FM which became one of the most successful Spanish radio programs in New York. Mr. Alarcon Sr. helped found SBS-NJ which purchased the Company's first radio station, WXLX-AM, which serves the New York City metropolitan area. (Before the Company was formed in June 1994, SBS-NJ was the parent Company of all other subsidiaries of the Company.) Mr. Alarcon Sr. is the father of Raul Alarcon Jr.

         Raul Alarcon Jr. has been the President and Chief Executive Officer of the Company since its formation in June 1994. He also serves as the President and a Director of SBS-NJ and President or Vice President of those of the Company's other subsidiaries that own and operate the Company's radio stations. Mr. Alarcon Jr. joined SBS-NJ as a sales manager in 1983 and become a Director and the President and Chief Executive Officer of SBS-NJ in 1986. Mr. Alarcon, Jr. is responsible for the Company's long range strategic planning and was instrumental in the acquisition and financing of each of the Company's radio stations. Mr. Alarcon Jr. is the son of Mr. Alarcon Sr. and the son-in-law of Mr. Grimalt.

         Jose Grimalt has been the Secretary of the Company since its formation in June 1994. He also serves as a Director and the Secretary of SBS-NJ and those of the Company's subsidiaries that own and operate the Company's radio stations. From 1969 to 1986, Mr. Grimalt owned and operated Spanish language station WLVH-FM, in Hartford, Connecticut with a contemporary Spanish language music format. In 1984, Mr. Grimalt became a stockholder and the President of the Company's California subsidiary which operates KXMG-AM in Los Angeles. Mr. Grimalt is Mr. Alarcon Jr.'s father-in-law.

         Joseph Garcia has been the Chief Financial Officer of the Company since the Company was formed in June 1994. He was appointed Vice President in March 1996. He joined SBS-NJ in 1984 and since then has served as the Chief Financial Officer of SBS-NJ and those of the Company's subsidiaries that own and operate the Company's radio stations. Before joining SBS-NJ, Mr. Garcia spent thirteen years in financial positions with General Foods, Philip Morris and Revlon, where he was Manager of Financial Planning for Revlon-Latin America. In addition to conventional financial duties, Mr. Garcia assists the Company's President in formulating strategic plans for the acquisition of radio properties and negotiating for bank financing and capital formation. Mr. Garcia holds a B.B.A. in Accounting from Baruch College and an M.B.A. from St. John's University.

         Walter F. McLallen IV was elected to the Board of Directors in December 1994. He is a Managing Director of CIBC Wood Gundy Securities Corp., the successor to The Argosy Group L.P., an investment banking firm that acted as a placement agent in connection with the sale of the Notes and Warrants and for which it was paid approximately $3,123,000 in fiscal 1994. Mr. McLallen has been employed by CIBC Wood Gundy Securities Corp. since it acquired The Argosy Group L.P. in 1995. Mr. McLallen had been employed by the Argosy Group L.P. since 1990. From 1988 to 1990, Mr. McLallen was a member of the mergers and acquisitions department of the investment banking firm Drexel Burnham Lambert Incorporated.

         Arnold Sheiffer was elected to the Company's Board of Directors in December 1994. He is a private investor. From January 1990 until September 30,1994, Mr. Scheiffer was an Executive Vice President and Chief Financial Officer of Katz Communications, Inc. ("Katz") and a director and stockholder of Katz, the largest national sales representation firm in the broadcasting industry. From January 1992 until September 30, 1994, Mr. Sheiffer served as Executive Vice President and Chief Operating Officer of Katz. From June 1989 until January 1990, Mr. Sheiffer was retained by Katz as a financial consultant. For approximately 30 years prior thereto, Mr. Sheiffer was the managing partner of A. Sheiffer & Company, certified public accountants. Since September 1993, Katz has served as the exclusive national advertising sales representative for the Company's eight stations in Los Angeles, New York and Miami (excluding WPAT-FM).

         Russell Oasis has been the Executive Vice President-Programming of the Company and Chief Operating Officer of WCMQ-FM in Miami since September 1996. Upon the acquisitions of WXDJ-FM and WRMA-FM in Miami, Mr. Oasis will also be the Chief Operating Officer of such stations. He began his career at WFUN in Miami in 1973. In 1979 Mr. Oasis formed the Ad Team advertising agency where he remained a principal until 1993. During 1987 he purchased WXDJ-FM in Miami. Subsequently, in 1994, he purchased WRMA-FM in Fort Lauderdale. The Company has entered into agreements to acquire WXDJ-FM and WRMA-FM. ("See Pending Acquisitions".)

         Eugenio Bryan joined SBS-NJ in 1993 and was the Vice President of Sales of SBS-NJ until his resignation in November 1996. For twelve years Mr. Bryan has been involved in media advertising and sales. During 1993, Mr. Bryan served as a Vice President of Multi-Local Media, Inc., a company engaged in the sale of advertising in the Yellow Pages. From 1987 to 1993, he was the Vice President and General Sales Manager for Katz Hispanic Media, a division of Katz. Between 1982 and 1986, Mr. Bryan held positions in media planning with Young & Rubicam, Inc. in New York City and in sales management with Infinity Broadcasting Corporation Houston and with Caballero Radio Network in New York City. Mr. Bryan's employment with the Company ceased in November, 1996.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is comprised of Messrs. Alarcon Jr., McLallen and Sheiffer. Mr. Alarcon, Jr. is the President and Chief Executive Officer of the Company. See "Certain Relationships and Related Transactions."

         The Compensation Committee did not meet in fiscal 1996. Compensation of the Company's executive officers for fiscal 1996 was determined by Mr. Alarcon, Jr.


ITEM 11.          EXECUTIVE COMPENSATION

         The following sets forth all compensation awarded to, earned by or paid for services rendered to the Company and its subsidiaries in all capacities during the fiscal years 1996, 1995 and 1994 by the Company's Chief Executive Officer and the Company's next four highest paid executive officers at September 29, 1996, whose annual salary and bonus exceeded $100,000 (the "named executive officers.").

                           SUMMARY COMPENSATION TABLE

-------------------------- ----------------------- ---------- --------------- ----------- ----------------------------
                                                                                           OTHER ANNUAL COMPENSATION
          NAME              PRINCIPAL POSITION       YEAR         SALARY        BONUS
-------------------------- ----------------------- ---------- --------------- ----------- ----------------------------
RAUL ALARCON JR.           President and Chief       1996     $ 746,584 (1)    $ 237,000              (2)
                           Executive Officer         1995     $ 374,725 (1)    $ 552,000              (2)
                                                     1994     $ 412,221 (1)        - 0 -              (2)
-------------------------- ----------------------- ---------- --------------- ----------- ----------------------------
PABLO RAUL ALARCON SR.     Chairman of the Board     1996     $ 464,000        $  12,000              (2)
                           of Directors              1995     $ 424,246            - 0 -              (2)
                                                     1994     $ 271,698 (3)    $ 100,000              (2)
-------------------------- ----------------------- ---------- --------------- ----------- ----------------------------
JOSE GRIMALT               Secretary and Director    1996     $ 250,000        $  12,000              (2)
                                                     1995     $ 235,576            - 0 -              (2)
                                                     1994     $ 129,808            - 0 -      253,230 (4)
-------------------------- ----------------------- ---------- --------------- ----------- ----------------------------
JOSEPH A. GARCIA           Chief Financial Officer   1996     $ 214,659        $   5,000              (2)
                                                     1995     $ 182,807        $ 231,000              (2)
                                                     1994     $ 124,211        $  20,000              (2)
-------------------------- ----------------------- ---------- --------------- ----------- ----------------------------
EUGENIO BRYAN (5)          Vice President/           1996     $ 152,330        $ 101,131              (2)
                           Sales                     1995     $ 120,000        $  61,890              (2)
                           N.Y. Stations             1994     $  97,423            - 0 -              (2)
-------------------------- ----------------------- ---------- --------------- ----------- ----------------------------

(1) Excludes amount paid by the Company in connection with the lease by the Company of an apartment in New York, New York owned by Mr. Alarcon Jr. and used by the Company's employees and customers. See "Item. 13. Certain Relationships and Related Transaction."

(2) Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(3) Includes $30,000 paid in connection with Mr. Alarcon Sr.'s daily morning broadcasts.

(4) Includes $166,782 paid as a one percent commission on revenues from advertisers on the Company's radio stations in Los Angeles for the year ended September 25, 1994, $75,000 worth of advertising time bartered by the Company for an automobile used by Mr. Grimalt. Excludes $24,000 of interest paid by the Company to Mr. Grimalt during the year ended September 25, 1994, on account of a loan made by Mr. Grimalt to the Company. See "Item 13. Certain Relationships and Related Transactions."

(5) Mr. Bryan is no longer employed by the Company.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

         In September 1996, the Company entered into a one-year employment agreement with Russell Oasis pursuant to which Mr. Oasis will serve as the Executive Vice President-Programming of the Company and Chief Operating Officer of WCMQ-FM, and upon their acquisition, WXDJ-FM and WRMA-FM in Miami. Mr. Oasis will be paid a base salary of $450,000. Additionally, he will be paid a cash bonus if the Company's Broadcast Cash Flow percentage increases to certain agreed-upon levels.

LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY

         The Company's Restated Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law, which specifies that a director of a company adopting such a provision will not be personally liable for monetary damages for breach of fiduciary duty as a director, except for liability: (i) for any breach of the director's duty of loyalty to the company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director derived an improper personal benefit.

         The Company's By-laws provide for mandatory indemnification of directors and authorize indemnification for officers (and others) in such manner, under such circumstances and to the fullest extent permitted by the Delaware General Corporation Law, which generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties act in good faith and in a manner they reasonably believe to be in or not opposed to the best interests of the Company. The Company believes that these provisions are necessary or useful to attract and retain qualified persons as directors and officers.

         There is no pending litigation or proceeding involving a director or officer as to which indemnification is being sought.

         OPTION PLAN

         In 1994, the Company adopted a stock option plan pursuant to which shares of the Company's Class A Common Stock are reserved for issuance upon the exercise of options. Officers, directors and/or key employees are eligible to participate in the plan. As of September 29, 1996, no options had been granted under the plan.

ITEM 12.          SECURITY OWNERSHIP OF
                  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own beneficially more than 5% of any class of Common Stock, (ii) each director and each named executive officer and (iii) all directors and executive officers of the Company as a group. All shares are owned with sole voting and investment power.

                          -------------------------- --------------------------
                            CLASS A COMMON STOCK       CLASS B COMMON STOCK
                          -------------------------- --------------------------
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
                                                                                 PERCENTAGE
                                                                                 OF ECONOMIC     PERCENTAGE
                                                                                  OWNERSHIP      OF VOTING
        NAMES OF                                                                    OF ALL      POWER OF ALL
      STOCKHOLDERS,                      PERCENT OF                 PERCENT OF      COMMON          COMMON
      DIRECTORS AND                       CLASS A                    CLASS B        STOCK          STOCK
  EXECUTIVE OFFICERS (1)   SHARES (2)     SHARES      SHARES (2)     SHARES
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Pablo Raul Alarcon, Sr.           -            -        36,400          75%            6%           31%
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Raul Alarcon Jr.            558,135          100%            -           -            92%           59%
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Jose Grimalt                      -            -        12,133          25%            2%           10%
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Walter F. McLallen IV             -            -             -           -             -             -
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Arnold Sheiffer                   -            -             -           -             -             -
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Joseph Garcia                     -            -             -           -             -             -
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Russell Oasis                     -            -             -           -             -             -
------------------------- ------------ ------------- ------------- ------------ -------------- -------------
Eugenio Bryan*                    -            -             -           -             -             -
========================= ============ ============= ============= ============ ============== =============
Directors and Officers
as a group                  558,135          100%       48,533         100%          100%          100%
------------------------- ------------ ------------- ------------- ------------ -------------- -------------

*No longer employed by the Company

(1) The address of all persons in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 26 West 56th Street, New York, New York 10019.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security or the sole or shared investment power with respect to a security(i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1992, Raul Alarcon Jr. organized Nuestra Telefonica, Inc., a New York corporation ("Nuestra") to operate long distance telephone service in Spanish to serve the Hispanic population in the markets served by the Company's radio stations. In February 1993, Nuestra entered into an access agreement with a common carrier and commenced operations. From May 1993 until July 1994, Nuestra regularly advertised its Spanish language long distance telephone service on the Company's radio stations in Los Angeles and New York and while Nuestra purchased this air time at standard station rates, it has deferred payment to the Company until Nuestra has generated sufficient revenues to make these payments. Since July 1994, while the Company has sold air time and provided services to Nuestra on substantially the same terms and conditions as with unrelated third parties, Nuestra has only sporadically advertised its services on the Company's stations in Los Angeles and New York. As of September 29, 1996, Nuestra owed the company approximately $663,059 primarily for advertising services. Mr. Alarcon Jr. has personally guaranteed the payment of the aggregate amount of Nuestra's obligations to the Company incurred on or prior to June 29, 1994, which aggregated approximately $533,124, since these obligations were not paid by December 31, 1995. Nuestra and the Company entered into a barter agreement in which phone service was provided to the Company by Nuestra in exchange for advertising time. Mr. Alarcon Jr., the Company's President and Chief Executive Officer, is Nuestra's Chairman and majority shareholder. Joseph A. Garcia, the Company's Chief Financial Officer, is Nuestra's President and a minority shareholder. Since June 1995, Nuestra has not utilized any time on the Company's radio stations.

         In 1992, Messrs. Alarcon Sr. and Alarcon Jr. acquired a building in Coral Gables, FL, for the purpose of housing the studios of WCMQ-AM and FM. In June 1992, SBS-Florida, a subsidiary of the Company, entered into a 20-year net lease with Messrs. Alarcon Sr. and Alarcon Jr. for the Coral Gables building which provides for a base monthly rent of $9,000. This building currently houses the offices and studies of WCMQ-AM and FM and WZMQ-FM. The lease on the stations' previous studios expired in October 1993, was for less than half the space of the stations' present studios and had a monthly rental of approximately $7,500. Based upon its prior lease for studio space, the Company believes that the lease for the current studio is at market rates.

         Effective July 1993, Messrs. Alarcon Sr. and Alarcon Jr., executed promissory notes to the Company for the principal amounts of $492,173 and $1,617,086, respectively. The promissory notes represent loans made by the Company to Messrs. Alarcon Sr. and Alarcon Jr. over several prior years. The promissory notes were due in 2001 and bore interest at the rate of six (6%) percent per annum until July 19, 1994 and thereafter at the lesser of nine (9%) per annum or the prime rate charged by The Chase Manhattan Bank, N.A. Principal on the notes is payable at maturity and interest on the unpaid principal amount was payable annually. In December 1995, the Company exchanged the promissory notes for amended and restated notes in the principal amounts of $577,323 and $1,896,913, due from Messrs. Alarcon Sr. and Alarcon Jr., respectively. The amended and restated notes of Messrs. Alarcon Sr. and Alarcon Jr. bear interest at the rate of 6.36% per annum, mature on December 30, 2025 and are payable in thirty (30) equal annual installments of $43,570 and $143,158, respectively on December 30th of each year commencing December 30, 1996.

         For the year ended September 29, 1996, the Company paid operating expenses aggregating approximately $126,000 for a boat owned by CMQ Radio, Inc. ("CMQ"), a North Carolina corporation owned equally by Messrs. Alarcon Sr. and Alarcon Jr. The boat is used by the Company for business entertainment. For the year ended September 29, 1996 the amount paid by the Company for its use of the boat owned by CMQ was comparable to amounts it would have paid had the Company leased the boat from an unaffiliated party.

         The Company leases a two-bedroom furnished condominium apartment in midtown Manhattan from Mr. Alarcon Jr. for a monthly rent of $9,000. The lease commenced in August 1987 and will end in August 1997, unless sooner terminated by Mr. Alarcon Jr. Generally the apartment is used by Company's executives, customers and business associates. The Company believes that the lease for this apartment is at market rates.

         Mr. Alarcon Sr.'s brother-in-law is employed by the Company as the Operations Manager of the Company's Miami stations for which he was paid $82,062 (including bonus) for the year ended September 29, 1996.

         Mr. Grimalt's son is currently employed as a commissioned salesman for which he was paid $100,912 for the year ended September 29, 1996.

         In August 1995, the Company loaned $200,000 to a former employee, which amount remains outstanding. The amount is fully reserved as discussed in the "Management's Discussion and Analysis of Financial Results" section of this document.

         In September 1996, the Company entered in an acquisition agreement to acquire radio stations WXDJ-FM and WRMA-FM. Russell Oasis is one of the sellers of such stations. See "Pending Acquisitions."


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

        (a)   (1) FINANCIAL STATEMENTS

                      * Consolidated Balance Sheets as of September 24, 1995 and September 29, 1996.

                      * Consolidated Statements of Operations for each of the years in the three-year period ended September 29, 1996

                      * Consolidated Statements of Changes in Stockholders' Deficiency for each of the years in the three-year period ended September 29, 1996.

                      * Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 29, 1996.

                      *    Notes to Consolidated Financial Statements

              (2) FINANCIAL STATEMENT SCHEDULES

                      *    Schedule II Valuation and Qualifying Accounts

        (b)       REPORTS ON FORM 8-K

                      *    None

        (c)       EXHIBITS

EXHIBIT NUMBER                DESCRIPTION

3.1.1                --       Amended and Restated Certificate of Incorporation
                              of the Company. Incorporated by reference to
                              Exhibit 3.1.1 of the Company's Current Report on
                              Form 8-K, dated March 25, 1996 (the "Current
                              Report").

3.1.2                --       Bylaws of the Company. Incorporated by reference
                              to Exhibit 3.1.2. of the Company's Registration
                              Statement on Form S-4 No. 33-82114 (the "1994
                              Registration Statement").

3.2                  --       Certificate of Designations of Series A
                              Exchangeable Preferred Stock. Incorporated by reference to Current Report.

3.9.1                --       Certificate of Incorporation of SBS of Greater New
                              York, Inc. ("SBS-GNY"). Incorporated by reference to Current Report.

3.9.2                --       Bylaws of SBS-GNY. Incorporated by reference to
                              Current Report.

4.1                  --       Indenture dated June 29, 1994 among the Company,
                              IBJ Schroder Bank & Trust Company, as Trustee, the
                              Guarantors named therein and the Purchasers named therein. Incorporated by reference to Exhibit 4.1 of the 1994 Registration Statement.

4.2.2                --       First Supplemental Indenture dated as of March 25,
                              1996 to Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ
                              Schroder Bank & Trust Company, as Trustee.
                              Incorporated by reference to Current Report.

4.3                  --       Indenture dated as of March 25, 1996 among the
                              Company, the Guarantors named therein, IBJ
                              Schroder Bank & Trust Company, as Trustee, and the
                              Purchasers named therein. Incorporated by reference to Current Report.

10.1                 --       Securities Purchase Agreement dated as of June 29,
                              1994 by and among the Company, the Guarantors named therein and each of the purchasers referred to therein. Incorporated by reference to Exhibit
                              10.1 of the 1994 Registration Statement.

10.2                 --       Warrant Agreement dated as of June 29, 1994
                              between the Company and IBJ Schroder Bank & Trust
                              Company, as Warrant Agent. Incorporated by reference to Exhibit 10.2 of the 1994 Registration
                              Statement.

10.3                 --       Common Stock Registration Rights and Stockholders
                              Agreement dated as of June 29, 1994 among the Company, certain management stockholders and each of the purchasers named therein. Incorporated by reference to Exhibit 10.3 of the 1994 Registration
                              Statement.

10.4                 --       1994 Stock Option Plan of the Company.
                              Incorporated by reference to Exhibit 10.4 of the 1994 Registration Statement.

10.5.1               --       Broadcast Station License dated September 20, 1983
                              issued by the Federal Communications Commission
                              ("FCC") to Sabre Broadcasting Corporation in connection with WXLX-AM, together with an Assignment thereof from Sabre Broadcasting
                              Corporation to Spanish Broadcasting System, Inc., a New Jersey

                              Corporation ("SBS-NJ") and evidence of license renewal. Incorporated by reference to Exhibit
                              10.8.1 of the 1994 Registration Statement.

10.5.2               --       Construction Permit dated July 21, 1993 issued by
                              the FCC to SBS-NJ in connection with WXLX-AM.
                              Incorporated by reference to Exhibit 10.8.2 of the Registration Statement.

10.5.3               --       AM Broadcast Station Construction Permit dated
                              February 1, 1991 issued by the FCC to Spanish
                              Broadcasting System, Inc., a New Jersey
                              corporation ("SBS-NJ") in connection with WXLX.
                              Incorporated by reference to Current Report.

10.5.4               --       Ground Lease dated December 18, 1995 between Louis
                              Viola Company and SBS-NJ. Incorporated by reference to Current Report.

10.5.5               --       Ground Lease dated December 18, 1995 between Frank
                              F. Viola and Estate of Thomas C. Viola and SBS-NJ.
                              Incorporated by reference to Current Report.

10.6                 --       Broadcast Station License dated November 23, 1994
                              issued by the FCC to Spanish Broadcasting System of New York, Inc., ("SBS-NY") in connection with WSKQ-FM. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994 (the "1994
                              10-K").

10.7                 --       Broadcast Station License dated September 25, 1990
                              issued by the FCC to Spanish Broadcasting System of Florida, Inc. ("SBS-Fla") in connection with WCMQ-AM, together with evidence of license renewal. Incorporated by reference to Exhibit
                              10.10 of the 1994 Registration Statement.

10.7.2               --       Evidence of renewal of Federal Communications
                              Commission ("FCC") Broadcast Radio License of
                              WCMQ-AM. Incorporated by reference to Current
                              Report.

10.8                 --       Broadcast Station License dated April 1, 1994
                              issued by the FCC to SBS-Fla in connection with WCMQ-FM, together with evidence of license.
                              Incorporated by reference to Exhibit 10.11 of the 1994 Registration Statement.

10.8.2               --       Evidence of renewal of FCC Broadcast Radio License
                              for WCMQ-FM. Incorporated by reference to Current
                              Report.

10.9                 --       Broadcast Station License dated July 28, 1993
                              issued by the FCC to SBS-Fla in connection with WZMQ-FM. Incorporated by reference to Exhibit
                              10.12 of the 1994 Registration Statement.

10.9.2               --       Evidence of renewal of FCC Broadcast Radio License
                              for WZMQ-FM. Incorporated by reference to Current
                              Report.

10.10                --       Broadcast Station License dated April 8, 1986
                              issued by the FCC to SBS-NJ in connection with KXMG-AM, together with evidence of license renewal. Incorporated by reference to Exhibit
                              10.13 of the 1994 Registration Statement.

10.11                --       Broadcast Station License dated February 21, 1992
                              issued by the FCC to SBS-Fla in connection with KLAX-FM, together with evidence of license renewal. Incorporated by reference to Exhibit
                              10.14 of the 1994 Registration Statement.

10.12.1              --       Broadcast Station License dated June 26, 1995
                              issued by the FCC to CSJ Investments, Inc. in connection with WSKP-FM (the "WSKP Broadcast
                              License"). Incorporated by reference to Annual
                              Report on Form 10-K for the fiscal year ended
                              September 26, 1995 (the "1995 10-K")

10.12.2              --       Consent to Assignment of the WSKP Broadcast
                              License from CSJ Investments, Inc. to SBS-Fla issued by the FCC. Incorporated by reference to 1995 10-K

10.12.3              --       Evidence of renewal of FCC Broadcast Radio License
                              for WSKP-FM. Incorporated by reference to Current
                              Report.

10.13.1              --       Lease and License Agreement dated February 1, 1991
                              between Empire State Building Company, as landlord, and SBS-NY, as tenant. Incorporated by reference to Exhibit 10.15.1 of the 1994
                              Registration Statement.

10.13.2              --       Modification of Lease and License dated June 30
                              1992 between Empire State Building Company and
                              SBS-NY related to WSKQ-FM. Incorporated by reference to Exhibit 10.15.2 of the 1994
                              Registration Statement.

10.13.3              --       Lease and License Modification and Extension
                              Agreement dated as of June 30, 1992 between Empire
                              State Building Company, as landlord, and SBS-NY as tenant. Incorporated by reference to Exhibit
                              10.15.3 of the 1994 Registration Statement.

10.14.1              --       Employment Agreement dated April 26, 1993 by and
                              between SBS-NY, and Alfredo Rodriguez.
                              Incorporated by reference to Exhibit 10.16 of the 1994 Registration Statement.

10.14.2              --       Employment Agreement dated June 23, 1995 by and
                              between Spanish Broadcasting Systems of
                              California, Inc. ("SBS-CA") and Alfredo Rodriquez.
                              Incorporated by reference to Exhibit 10.15 to 1995
                              10-K.

10.14.3              --       Employment Agreement dated July 19,1993 by and
                              between SBS-NJ and Alfredo Alonso. Incorporated by reference to Exhibit 10.18 of the 1994
                              Registration Statement.

10.14.4              --       Employment Agreement dated May 3, 1994 by and
                              between SBS-Fla and Claudia Puig. Incorporated by reference to Exhibit 10.19 of the 1994
                              Registration Statement.

10.14.5              --       Employment Agreement dated October 24, 1995
                              between SBS-NY and Beatriz Pino. Incorporated by reference to Exhibit 10.18 of 1995 10-K.

10.16                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-NJ in connection with WXLX-AM. Incorporated by reference to Exhibit 10.20 of the 1994
                              Registration Statement.

10.17                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-NY in connection with WSKQ-FM. Incorporated by reference to Exhibit 10.21 of the 1994
                              Registration Statement.

10.18                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-CA in connection with KXMG-AM. Incorporated by reference to Exhibit 10.22 of the 1994
                              Registration Statement.

10.19                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-CA in connection with KLAX-FM. Incorporated by reference to Exhibit 10.23 of the 1994
                              Registration Statement.

10.20                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-Fla in connection with WCMQ-AM. Incorporated by reference to Exhibit 10.24 of the 1994
                              Registration Statement.

10.21                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-Fla in connection with WCMQ-FM. Incorporated by reference to Exhibit 10.25 of the 1994
                              Registration Statement.

10.22                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-Fla in connection with WZMQ-FM. Incorporated by reference to Exhibit 10.26 of the 1994
                              Registration Statement.

10.23                --       Promissory Note, dated as of December 31, 1995 of
                              Raul Alarcon, Sr. to SBS-NJ in the principal amount of $577,323. Incorporated by reference to
                              Exhibit 10.26 to 1995 10-K.

10.24                --       Promissory Note, dated as of December 31, 1995 of
                              Raul Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913. Incorporated by reference to
                              Exhibit 10.27 to 1995 10-K.

10.25                --       Lease Agreement dated June 1, 1992 among Raul
                              Alarcon, Sr., Raul Alarcon, Jr., and SBS-Fla.
                              Incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement.

10.26                --       Transmitted Facility Sublicense (KTYM/KSKQ-FM)
                              dated as of June 1, 1991 between Trans-America
                              Broadcasting Corporation and SBS-CA relating to KSKQ-FM (Baldwin Hills Tower Lease). Incorporated by reference to Exhibit 10.31 of the 1994
                              Registration Statement.

10.27                --       Indenture dated October 12, 1988 between Alarcon
                              Holdings, Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY.
                              Incorporated by reference to Exhibit 10.32 of the 1994 Registration Statement.

10.28                --       Communications Equipment Site Lease Agreement
                              between Freeman Properties, Inc. and SBS-Fla dated
                              July 1, 1992 (WZMQ/WKLG-FM). Incorporated by reference to Exhibit 10.33 of the 1994
                              Registration Statement.

10.29.2              --       Lease Option Agreement made as of October 1, 1995
                              between KPWR, Inc. and the Company relating to Flint Peak. Incorporated by reference to Current
                              Report.

10.29.3              --       Form of Lease Agreement by and between KPWR, Inc.
                              and the Company relating to KLAX. Incorporated by reference to Current Report. Incorporated by reference to Current Report.

10.32.1              --       Asset Purchase Agreement dated as of October
                              30,1995 between SBS-NJ and Park Radio of Greater
                              New York, Inc. ("Park Radio"). Incorporated by reference to Exhibit 10.32 of the 1995 10-K.

10.32.2              --       First Amendment dated as of March 18,1996 to the
                              Asset Purchase Agreement dated as of October 1995, among SBS-NJ, Park Radio and SBS-GNY. Incorporated by reference to Current Report

10.33                --       Escrow Agreement dated as of October 30, 1995 by
                              and among SBS-NJ, Park Radio and Media Ventures.
                              Incorporated by reference to Current Report.

10.34                --       Time Brokerage Agreement dated as of January 20,
                              1995 between the SBS-GNY and Park Radio.
                              Incorporated by reference to Current Report.

10.35                --       Broadcast Station License dated June 1, 1984
                              issued by the FCC to Capital Cities
                              Communications, Inc. ("Capital Cities") in connection with WPAT-FM, together with FCC License
                              Renewal authorization granted October 29, 1991 to
                              Park Radio, as
                              assignee of Capital Cities and the assignment of the Broadcast Station License for WPAT-FM from
                              Park Radio to SBS-NY. Incorporated by reference to Current Report.

10.36                --       Agreement of Lease dated as of March 1, 1996. No
                              WT-1744-A-119 1067 between The Port Authority of
                              New Jersey and SBS-GNY as assignee of Park Radio.
                              Incorporated by reference to Current Report.

10.37                --       Securities Purchase Agreement dated as of March
                              25, 1996 by and among the Company, the Guarantors named therein and each of the purchasers named therein. Incorporated by reference to Current
                              Report.

10.38                --       Warrant Agreement dated as of March 25, 1996 by
                              and among the Company and IBJ Schroder Bank and Trust Company, as Warrant Agent. Incorporated by reference to Current Report.

10.39                --       Common Stock Registration Rights and Stockholders
                              Agreement dated as of March 25, 1996 among the Company, certain management stockholders and each of the purchasers named herein. Incorporated by reference to Current Report.

10.40                --       Senior Secured Note and Exchangeable Preferred
                              Stock Registration Rights Agreement dated as of
                              March 25, 1996 among the Company and each of the purchasers named therein. Incorporated by reference to Current Report.

10.41                --       Pledge and Security Agreement dated as of March
                              25, 1996 by and among SBS-NJ, SBS-GNY and IBJ
                              Schroder Bank & Trust Company, as agent.
                              Incorporated by reference to Current Report.

10.42                --       Employment Agreement dated September 27, 1996
                              between Russell Oasis and the Company.*

10.43                --       Asset Purchase Agreement dated September 16, 1996
                              among Raul Alarcon Jr., New Age Broadcasting,
                              Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert
                              Potamkin.*

10.44                --       Asset Purchase Agreement dated August 22, 1996
                              between Infinity Holdings Corp. of Orlando and the Company.*

21.1                 --       List of Subsidiaries. Incorporated by reference to
                              the 1994 10-K


----------------------------------------------------
*Filed herewith

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                   September 25, 1994, September 24, 1995 and
                               September 29, 1996

                   (With Independent Auditors' Report Thereon)

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
      Financial Statement Schedule Covered by Independent Auditors' Report

                                 (Item 14 (A) 1)

Independent Auditors' Report                                                                            F - 1

Consolidated Balance Sheets as of September 24, 1995 and September 29, 1996                             F - 2

Consolidated Statements of Operations for each of the fiscal years in the
   three-year period ended September 29, 1996                                                           F - 3

Consolidated Statements of Changes in Stockholders' Deficiency for each
   of the fiscal years in the three-year period ended September 29, 1996                                F - 4

Consolidated Statements of Cash Flows for each of the fiscal years in the
   three-year period ended September 29, 1996                                                           F - 5

Notes to Consolidated Financial Statements                                                              F - 6

Financial statement schedule for each of the fiscal years in the three-year period ended September 29, 1996:

        Schedule II  Valuation and Qualifying Accounts                                                  F - 23


All other schedules have been omitted because the required information either is not applicable or is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:

We have audited the consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of September 24, 1995 and September 29, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2(d) to the consolidated financial statements, effective September 25, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                                                     KPMG Peat Marwick LLP

New York, New York
November 21, 1996

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 24, 1995 and September 29, 1996










                            ASSETS                               1995              1996
                                                                 ----              ----
Current assets:
    Cash and cash equivalents                                 $17,817,119         5,468,079
    Receivables:
       Trade (note 7)                                          12,614,434        12,104,500
       Barter                                                   3,770,316         3,236,289
                                                              -----------       -----------
                                                               16,384,750        15,340,789

    Less allowance for doubtful accounts                        5,184,886         4,510,763
                                                              -----------       -----------
                  Net receivables                              11,199,864        10,830,026
    Other current assets                                          549,270         1,115,332
                                                              -----------       -----------
                  Total current assets                         29,566,253        17,413,437

Property and equipment, net of accumulated depreciation
    of $11,824,873 in 1995 and $13,662,458 in 1996
    (notes 4 and 9)                                            17,596,572        18,873,036
Franchise costs, net of accumulated amortization
    of $13,955,089 in 1995 and $16,673,482
       in 1996 (notes 3 and 5)                                 50,251,987       133,917,182
Deferred financing costs, net of accumulated
    amortization of $990,194 in 1995 and
    $1,974,195 in 1996 (note 5)                                 5,647,915         6,235,341
Due from related party (note 7)                                   286,947           289,869
Other assets                                                      279,566           131,294
                                                            -------------       -----------
                                                            $ 103,629,240       176,860,159
                                                            =============       ===========


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    1995                 1996
                                                                        ----                 ----
Current liabilities:
    Current portion of long-term debt (note 6)                   $      61,565               53,572
    Accounts payable                                                 1,253,641            1,564,015
    Accrued expenses                                                 3,061,724            3,354,192
    Accrued interest                                                 2,341,919            2,394,621
    Income taxes payable                                               196,835                   --
    Unearned revenue                                                   656,875              875,256
                                                                 -------------        -------------
          Total current liabilities                                  7,572,559            8,241,656

Senior secured notes, net of unamortized discount of
    $12,743,913 in 1995 and $7,612,631 in 1996 (note 5)             94,315,087           99,446,369
New senior secured notes, net of unamortized discount
    of $1,818,118 (note 5)                                                  --           35,381,003
Deferred income taxes payable                                        1,745,682              387,960

Long-term debt, less current portion (note 6)                        1,146,066            1,033,368

Redeemable Series A Preferred Stock, $.01 par value
    Authorized 49,201 shares; issued and outstanding
    39,951 shares (liquidation value $39,951,000) (note 5)                  --           35,938,659

Stockholders' deficiency (notes 5 and 8):
    Class A common stock, $.01 par value. Authorized
       5,000,000 shares; issued and outstanding
       558,135 shares in 1995 and 1996                                   5,581                5,581
    Class B common stock, $.01 par value.  Authorized
       200,000 shares; issued and outstanding
       48,533 shares in 1995 and 1996                                      485                  485
    Additional paid-in capital                                       5,690,934           10,806,004
    Accumulated deficit                                             (4,425,882)         (11,906,690)
                                                                 -------------        -------------
                                                                     1,271,118           (1,094,620)

Less loans receivable from stockholders (note 7)                    (2,421,272)          (2,474,236)
                                                                 -------------        -------------

          Total stockholders' deficiency                            (1,150,154)          (3,568,856)
                                                                 -------------        -------------

Commitments and contingencies (notes 3, 9 and 11)

                                                                 $ 103,629,240          176,860,159
                                                                 =============        =============


See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

          Fiscal years ended September 25, 1994, September 24, 1995 and
                               September 29, 1996

                                                                                        1994          1995                1996
                                                                                   ------------   ------------        ------------
Gross revenues                                                                     $ 45,825,089     54,152,328          55,337,720
Less agency commissions                                                               5,688,219      6,828,430           6,702,302
                                                                                   ------------   ------------        ------------

                  Net revenues                                                       40,136,870     47,323,898          48,635,418
                                                                                   ------------   ------------        ------------

Operating expenses (notes 7 and 9):
    Engineering                                                                       1,439,983      1,484,585           1,773,027
    Programming                                                                       4,853,155      5,044,967           5,864,066
    Selling                                                                          10,141,557     11,106,770          13,864,695
    General and administrative                                                        5,709,679      5,361,320           6,374,622
    Corporate expenses                                                                2,884,328      4,281,141           3,747,714
    Depreciation and amortization                                                     3,255,672      3,389,034           4,555,978
                                                                                   ------------   ------------        ------------

                                                                                     28,284,374     30,667,817          36,180,102
                                                                                   ------------   ------------        ------------

                  Operating income                                                   11,852,496     16,656,081          12,455,316

Other income (expense):
    Interest expense, net of interest income of $318,463
       in 1994, $826,821 in 1995 and $547,952 in 1996                               (14,203,446)   (12,874,392)        (16,533,278)
    Financing costs                                                                  (3,457,611)            --            (876,579)
    Other, net (notes 4 and 11)                                                          34,709       (380,660)           (697,741)
                  Income (loss) before income                                      ------------   ------------        ------------
                     taxes and extraordinary item                                    (5,773,852)     3,401,029          (5,652,282)

Income tax expense (benefit) (note 10)                                               (2,231,070)     1,411,394          (1,165,800)
                  Income (loss) before extraordinary                               ------------   ------------        ------------
                     item                                                            (3,542,782)     1,989,635          (4,486,482)

Extraordinary item - gain on extinguishment of debt,
  net of deferred Federal income taxes of $2,895,014
  and current state and local income taxes of $165,910
  (note 5)                                                                           70,254,772             --                  --
                                                                                   ------------   ------------        ------------
                  Net income (loss)                                                $ 66,711,990      1,989,635          (4,486,482)
                                                                                   ============   ============        ============



See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficiency


Fiscal years ended September 25, 1994, September 24, 1995 and September 29, 1996

                                                       No par value common stock              Class A common stock
                                                     -----------------------------        ----------------------------
                                                     No. of shares    Stated value        No. of shares      Par value
                                                     -------------    ------------        -------------      ---------

Balance at September 26, 1993                              1,449      $ 300,000                 --            $  --

Exchange of common shares (note 8)                        (1,449)      (300,000)             558,135           5,581

Issuance of warrants (note 5)                               --            --                   --                --

Decrease in loans receivable from stockholders              --            --                   --                --

Net income                                                  --            --                   --                --
                                                     -----------      -----------         -----------        --------

Balance at September 25, 1994                               --            --                558,135            5,581

Increase in loans receivable from stockholders              --            --                   --                --

Net income                                                  --            --                   --                --
                                                     -----------      -----------         -----------        --------

Balance at September 24, 1995                               --            --                558,135            5,581

Increase in loans receivable from stockholders              --            --                   --                --

Costs associated with issuance of Redeemable
    Series A Preferred Stock (note 5)                       --            --                   --                --

Issuance of warrants (note 5)                               --            --                   --                --

Accretion of preferred stock                                --            --                   --                --

Preferred stock issued as dividends (note 5)                --            --                  --                 --

Net loss                                                    --            --                   --                --
                                                     -----------      -----------         -----------        --------

Balance at September 29, 1996                               --        $   --                 558,135           $5,581
                                                     ===========      ===========         ===========        ========


                                                                     Class B common stock
                                                               --------------------------------        Total par value
                                                               No. of shares          Par value          common stock
                                                               -------------          ---------        ---------------


Balance at September 26, 1993                                          --               $  --           300,000

Exchange of common shares (note 8)                                   48,533               485          (293,934)

Issuance of warrants (note 5)                                          --                  --              --

Decrease in loans receivable from stockholders                         --                  --              --

Net income                                                             --                  --              --
                                                                -----------       -----------       -----------

Balance at September 25, 1994                                        48,533               485             6,066

Increase in loans receivable from stockholders                         --                  --              --

Net income                                                             --                  --              --
                                                                -----------       -----------       -----------

Balance at September 24, 1995                                        48,533               485             6,066

Increase in loans receivable from stockholders                         --                  --              --

Costs associated with issuance of Redeemable
    Series A Preferred Stock (note 5)                                  --                  --              --

Issuance of warrants (note 5)                                          --                  --              --

Accretion of preferred stock                                           --                  --              --

Preferred stock issued as dividends (note 5)                           --                  --              --

Net loss                                                               --                  --              --
                                                                -----------       -----------       -----------

Balance at September 29, 1996                                        48,533              $485             6,066
                                                                ===========       ===========       ===========

                                                         Additional                          Less loans            Total
                                                          paid-in        Accumulated       receivable from      stockholders'
                                                          capital          deficit          stockholders         deficiency
                                                         ----------      ------------       ------------        -------------
Balance at September 26, 1993                                  --        (73,127,507)        (2,390,444)         (75,217,951)

Exchange of common shares (note 8)                          293,934             --                 --                   --

Issuance of warrants (note 5)                             5,397,000             --                 --              5,397,000

Decrease in loans receivable from stockholders                 --               --              148,476              148,476

Net income                                                     --         66,711,990               --             66,711,990
                                                        -----------      -----------        -----------          -----------

Balance at September 25, 1994                             5,690,934       (6,415,517)        (2,241,968)          (2,960,485)

Increase in loans receivable from stockholders                 --               --             (179,304)            (179,304)

Net income                                                     --          1,989,635               --              1,989,635
                                                        -----------      -----------        -----------          -----------

Balance at September 24, 1995                             5,690,934       (4,425,882)        (2,421,272)          (1,150,154)

Increase in loans receivable from stockholders                 --               --              (52,964)             (52,964)

Costs associated with issuance of Redeemable
    Series A Preferred Stock (note 5)                    (1,718,437)            --                 --             (1,718,437)

Issuance of warrants (note 5)                             6,833,507             --                 --              6,833,507

Accretion of preferred stock                                   --           (541,416)              --               (541,416)

Preferred stock issued as dividends (note 5)                   --         (2,452,910)              --             (2,452,910)

Net loss                                                       --         (4,486,482)              --             (4,486,482)
                                                        -----------      -----------        -----------          -----------

Balance at September 29, 1996                            10,806,004      (11,906,690)        (2,474,236)          (3,568,856)
                                                        ===========      ===========        ===========          ===========



See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
          Fiscal years ended September 25, 1994, September 24, 1995 and
                               September 29, 1996

                                                                          1994                1995                 1996
                                                                          ----                ----                 ----
Cash flows from operating activities:
    Net income (loss)                                                $ 66,711,990           1,989,635          (4,486,482)
                                                                     ------------        ------------        ------------
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Gain on extinguishment of debt                              (73,315,696)                 --                  --
          Depreciation and amortization                                 3,255,672           3,389,034           4,555,978
          Change in allowance for doubtful accounts                      (243,110)          1,379,365            (674,123)
          Amortization of debt discount                                 1,094,591           4,617,496           5,591,004
          Interest satisfied through the issuance of New Notes                 --                  --           2,199,121
          Amortization of deferred financing costs                        192,428             797,766             984,001
          Write down of fixed assets                                           --                  --             697,741
          Imputed interest                                              2,460,781              95,559                  --
          Deferred income taxes                                           663,944           1,081,738          (1,357,722)
          Changes in operating assets and liabilities:
              (Increase) decrease in receivables                       (1,138,634)         (2,843,053)          1,043,961
              Increase in other current assets                           (189,358)           (223,518)           (566,062)
              (Increase) decrease in other assets                      (4,096,060)          3,900,002             148,272
              (Decrease) increase in accounts payable                    (830,189)           (249,024)            310,374
              Increase in accrued expenses                                692,001             275,432             292,468
              Increase in accrued interest                              8,671,077              38,179              52,702
              Increase (decrease) in income taxes payable                 112,578              (8,101)           (196,835)
              Increase in unearned revenue                                 79,189             197,468             218,381
                                                                     ------------        ------------        ------------

                  Total adjustments                                   (62,590,786)         12,448,343          13,299,261

                  Net cash provided by operating activities             4,121,204          14,437,978           8,812,779
                                                                     ------------        ------------        ------------

Cash flows from investing activities:

    Additions to property and equipment                                  (896,781)         (4,888,188)         (3,811,436)
    Acquisition of radio license                                               --            (100,305)        (86,358,962)
    Increase in franchise costs                                                --                  --             (24,980)
                                                                     ------------        ------------        ------------
                  Net cash used in investing activities                  (896,781)         (4,988,493)        (90,195,378)
                                                                     ------------        ------------        ------------
Cash flows from financing activities:
    Repayments of debt, including
       accrued interest in 1994                                       (83,385,784)         (2,843,176)           (120,691)
    Proceeds from senior notes, net of financing costs
       of $6,225,998 in 1994 and $1,605,426 in 1996                    87,774,002                  --          33,394,574
    Proceeds from Redeemable Series A Preferred Stock,
       net of issuance costs of $1,718,437                                     --                  --          35,781,563
    (Increase) decrease in deferred financing costs                            --            (412,111)             33,999
    Decrease (increase) in loans receivable from
       stockholders                                                       148,476            (179,304)            (52,964)
    Repayment of loan payable to stockholder                                   --            (200,000)                 --
    Advances to related party                                             (22,834)           (134,342)             (2,922)
                                                                     ------------        ------------        ------------
                  Net cash provided by (used in) financing
                     activities                                         4,513,860          (3,768,933)         69,033,559
                                                                     ------------        ------------        ------------
                  Net increase (decrease) in cash and
                     cash equivalents                                   7,738,283           5,680,552         (12,349,040)

Cash and cash equivalents at beginning of year                          4,398,284          12,136,567          17,817,119
                                                                     ------------        ------------        ------------
Cash and cash equivalents at end of year                             $ 12,136,567          17,817,119           5,468,079
                                                                     ============        ============        ============



See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   September 25, 1994, September 24, 1995 and
                               September 29, 1996

(1)    ORGANIZATION AND NATURE OF BUSINESS

       Spanish Broadcasting System, Inc. (the "Company") was organized under the laws of the State of Delaware on June 1, 1994 to serve as a holding company, directly or indirectly, for seven active corporations, each of which either owns or services radio stations and each of which was owned by three Principal Stockholders. The Principal Stockholders and the Company entered into a contribution agreement pursuant to which on June 29, 1994, upon FCC approval, among other releases, the Principal Stockholders contributed to the Company all of the capital stock in eight of the corporations beneficially owned by them in exchange for common stock of the Company (the "Reorganization").

       The Company owns and operates nine Spanish-language radio stations serving the New York, Miami and Los Angeles markets through its direct and indirect subsidiaries, Spanish Broadcasting System of New York, Inc., SBS of Greater New York, Inc., Spanish Broadcasting System of Florida, Inc. and Spanish Broadcasting System of California, Inc. Additionally, the Company's other direct and indirect subsidiaries include Alarcon Holdings, Inc. ("Alarcon"), Spanish Broadcasting System Network, Inc. ("SBS Network") and SBS Promotions, Inc. ("SBS Promotions"). Alarcon owns and operates the building where the Company's corporate offices are located. SBS Network and SBS Promotions are currently dormant. SBS Network was formerly the Company's exclusive agency representative for national advertising sales. SBS Promotions formerly performed promotional services for the Company's radio stations.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

       (a)    BASIS OF PRESENTATION

              The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. The Company is a holding company with no independent assets or operations other than its investments in subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Reorganization was accounted for as a transaction between companies under common control, in a manner similar to a pooling of interests. Accordingly, the operations of the Company's subsidiaries have been included in the accompanying consolidated financial statements for the periods prior to the effective date of the Reorganization.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2), CONTINUED

              The Company's subsidiaries (hereinafter referred to in this paragraph collectively as "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Company's senior unsecured notes and new senior secured notes referred to in note 5. The Subsidiary Guarantors are wholly owned and constitute all of the Company's direct and indirect subsidiaries, except for certain subsidiaries that are not consequential. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) the aggregate assets, liabilities, earnings and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

              The Company's fiscal year is the 52-week period which ends on the last Sunday of September.

       (b)    REVENUE RECOGNITION

              Revenues are recognized when advertisements are aired.

       (c)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. The Company depreciates the cost of its property and equipment using the straight-line method over the respective estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

              The Company capitalized interest in connection with the renovation of its facilities. The capitalized interest is recorded as part of the related building and is amortized over the estimated useful life of the building.

       (d)    LONG-LIVED ASSETS

              In March 1995, Statement of Financial Accounting Standards No. 121, (Statement 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the fourth quarter of fiscal 1996, the Company elected early adoption of Statement 121. See note 4 for impairment loss related to fixed assets.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2), CONTINUED

       (e)    FRANCHISE COSTS

              Franchise costs represent the excess cost to acquire the Company's radio station assets over the allocated fair value of the net tangible assets acquired and are amortized on a straight-line basis over periods not exceeding 40 years, based on the industry practice of renewing franchises periodically. In evaluating the recoverability of franchise costs, management gives consideration to a number of factors, including analysis of the estimated future undiscounted cash flows from operations for each market, the dispositions of other radio properties in specific markets and input from appraisers.

       (f)    FINANCING COSTS

              During fiscal 1994, the Company expensed $3,457,611 of costs related to unsuccessful refinancings. During fiscal 1996, the Company expensed $876,579 of costs related to an initial public offering that was aborted. The net deferred financing costs at September 24, 1995 and September 29, 1996 of $5,647,915 and $6,235,341, respectively, relate to the successful refinancing of the Company's debt and additional financing obtained in connection with the acquisition of radio station WPAT-FM as discussed in note 5.

              Deferred financing costs are being amortized on a straight-line basis over the respective lives of the related indebtedness.

       (g)    BARTER TRANSACTIONS

              The Company records barter transactions at the fair value of goods or services received.

       (h)    CASH EQUIVALENTS

              Cash equivalents, consisting primarily of interest-bearing money market accounts and certificates of deposits, totalled approximately $17,527,000 and $4,697,000 at September 24, 1995 and September 29, 1996, respectively.

       (i)    INCOME TAXES

              The Company files a consolidated Federal income tax return with its direct and indirect subsidiaries. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2), CONTINUED

       (j)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (k)    CONCENTRATION OF RISK

              All of the Company's business is conducted in the New York, Miami and Los Angeles markets. Net revenues earned from radio stations located in New York. Miami and Los Angeles represented 32%, 16% and 52%, respectively, of total revenues for the year ended September 24, 1994; 37%, 16% and 47%, respectively, of total revenues for the year ended September 24, 1995; and 51%, 17% and 32%, respectively, of total revenues for the year ended September 29, 1996. The increase in market concentration risk in New York in fiscal 1996 results from the acquisition of WPAT-FM as discussed in note 3.

(3)    ACQUISITIONS

       During fiscal 1994, the Company entered into an agreement to construct a tower to broadcast over radio station WSKP-FM in Key West, Florida ("WSKP-FM") with an option to purchase the newly constructed station. In July 1995, the Company consummated its purchase of WSKP-FM for a total purchase price of $180,305. A portion of the purchase price was financed by the seller through a note payable of $80,000 (see note 6). The FCC license and assets of the station have been pledged as collateral under this note payable. During fiscal 1996, this note was repaid in full.

       On March 25, 1996, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WPAT-FM for $84,550,000, plus financing and closing costs of $1,808,962. The Company financed this purchase with a combination of the proceeds from the issuance of the Company's Redeemable Series A Preferred Stock, 12-1/4% Senior Secured Notes due 2001 (see note 5) together with cash on hand. The Company assumed operational responsibility of WPAT-FM on January 20, 1996 under an interim agreement, at which time the Company changed the musical format of WPAT-FM to Spanish language adult contemporary.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3), CONTINUED

       The Company's consolidated results of operations include the results of WPAT-FM from the date of acquisition. The acquisition of WPAT-FM was accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally franchise costs, based on their estimated fair values at the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred as of the beginning of fiscal 1995, after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                                                   Year ended
                                                                ---------------------------------------------
                                                                September 24, 1995          September 29, 1996
                                                                ------------------          ------------------
                                                                                  (unaudited)
              Net revenues                                        $55,070,000                      51,214,000
              Net loss                                             (1,060,000)                     (8,894,000)


       In August 1996, the Company entered into an agreement to purchase substantially all of the assets of radio station WYSY-FM in Chicago from Infinity Broadcasting Corporation for $33 million. The transaction is subject to FCC approval, among other things, and is expected to be financed with a $3 million note payable to Infinity Broadcasting Corporation and $30 million to be obtained through outside financing.

       In September 1996, the Company entered into an agreement to purchase substantially all of the assets of radio stations WRMA-FM and WXDJ-FM from New Age Communications and the Seventies Broadcasting Corporation (the "Sellers"), respectively, under a combined contract for approximately $110 million. The pending acquisition is subject to, among other things, FCC approval and is expected to be financed through outside financing. In connection with this agreement , the Company delivered a $10 million letter of credit to the Sellers. The Sellers may draw upon the letter of credit if an event of default occurs, as defined in the agreement. If an event of default occurs, liquidated damages are limited to $30 million, as defined in the agreement. In September 1996, one of the Sellers became the executive vice president and chief operating officer of the Company.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at September 24, 1995 and September 29, 1996:

                                                                                               Estimated
                                                              1995              1996          useful lives
                                                          -----------       -----------       ------------
              Land                                          2,350,000         1,798,785           --
              Building and building leasehold
                 improvements                              14,768,299        15,349,050       20 years
              Tower and antenna systems                     3,172,696         5,517,659       7-15 years
              Studio and technical equipment                4,343,344         4,562,969       10 years
              Furniture and fixtures                        1,529,233         1,543,918       3-10 years
              Transmitter equipment                           991,889         1,264,093       7-10 years
              Leasehold improvements                        1,074,557         1,085,922       5-13 years
              Computer equipment                              840,584           935,563       5 years
              Other                                           350,843           477,535       5 years
                                                          -----------       -----------
                                                           29,421,445        32,535,494
              Less accumulated depreciation
                 and amortization                          11,824,873        13,662,458
                                                          -----------       -----------

                                                          $17,596,572        18,873,036
                                                          ===========       ===========


       During fiscal 1996, the Company wrote down the value of its land and building located on Sunset Boulevard in Los Angeles (which was part of the assets acquired in the purchase of the Los Angeles AM radio station) by $697,741. The write down was based on current market values of real estate in the Los Angeles area. This amount is included in other, net in the accompanying consolidated statement of operations.

(5)    SENIOR NOTES AND PREFERRED STOCK

       On June 29, 1994, the Company, through a private placement offering (the "Offering") completed the sale of 107,059 units (the "Units"), each consisting of $1,000 principal amount of 12-1/2% Senior Notes (the "Notes") due 2002 and 107,059 Warrants (the "Warrants") each to purchase one share of Class A voting common stock at a price of $0.01 per share. The Notes and Warrants became separately transferable on June 29, 1994. The Notes were issued at a substantial discount from their principal amount and generated proceeds to the Company of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds, $88,603,000 was allocated to the Notes and $5,397,000 was determined to be the value of the Warrants. The net proceeds were used (i) to satisfy in full all obligations to the Company's two principal lenders for a total of approximately $83,000,000 in cash; this satisfaction resulted in the release of the assets and stock held as collateral by the principal lenders, (ii) to deposit $4,000,000 into a blocked account which was subsequently used to cover the settlement of litigation relating to the obligations to a

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

       former stockholder under certain noncompete and redemption agreements (see note 11), and (iii) for general corporate purposes. The satisfaction of the obligations to the principal lenders were made at discounts to their face values, resulting in a gain on extinguishment of this debt of $70,254,772, net of income taxes of $3,060,924. Such amount has been classified as an extraordinary item in the accompanying fiscal 1994 consolidated statement of operations.

       The Notes bear interest at a rate of 7-1/2% per annum from the date of original issue until June 15, 1997 and at a rate of 12-1/2% per annum from and after such date until maturity on June 15, 2002. Interest is payable semiannually on June 15 and December 15, commencing December 15, 1994. The Notes will not be redeemable at the option of the Company, except that the Company may redeem up to $20 million aggregate principal amount of the Notes on or prior to June 15, 1997 at 110% of the accreted value of the Notes, plus accrued and unpaid interest to the redemption date, out of the proceeds of one or more public offerings of the Company's common stock. The Notes are senior unsecured obligations of the Company and are unconditionally guaranteed, on a senior unsecured basis, as to payment of principal, premium, if any, and interest, jointly and severally, by each subsidiary of the Company. In the event of a change of control, as defined, the Company will be required to make an offer to purchase all of the outstanding Notes at a purchase price equal to 101% of their accreted value, in the case of a purchase prior to June 15, 1997, and thereafter at a purchase price equal to 101% of the principal amount thereof, in each case plus accrued and unpaid interest to the date of purchase. The indenture pursuant to which the Notes are issued contains covenants restricting the incurrence of additional indebtedness, the payment of dividends and distributions, the creation of liens, asset sales, mergers or consolidations, among other things. The Company registered the Notes with the Securities and Exchange Commission, which registration became effective on October 26, 1994. The discount on the Notes is being amortized over the term of the Notes to result in an effective interest rate of 12-1/2% per annum.

       The Warrants will expire on June 30, 1999. Each warrant entitles the holder to acquire, on or after the exercise date, as defined, and prior to the expiration date, one share of Class A voting common stock at $0.01 per share, subject to adjustment from time to time upon the occurrence of certain changes in common stock, common stock distributions, issuances of options or convertible securities, dividends and distributions and certain other increases in the number of shares of common stock, as defined.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

       On March 25, 1996 the Company financed the purchase of radio station WPAT-FM with a combination of the proceeds from the sale in a private placement of 37,500 shares of the Company's Redeemable Series A Preferred Stock (Preferred Stock) and $35 million of the Company's 12-1/4% Senior Secured Notes (the "New Senior Notes") due 2001 together with cash on hand. The Company also issued to the holders of the Preferred Stock and New Senior Notes warrants (the "New Warrants") to purchase, in the aggregate, 6% of the Company's common stock on a fully diluted basis which are exercisable no later than June 29, 1998. Of the gross proceeds of $72.5 million, $35 million relates to the New Senior Notes and $37.5 million relates to the Preferred Stock. The value of the New Warrants was determined to be $6,833,507 of which $2,277,840 was allocated to the warrants associated with the New Senior Notes and $4,555,667 was allocated to the warrants associated with the Preferred Stock. In connection with this transaction, the Company capitalized deferred financing costs of $1,605,426 related to the New Senior Notes and charged issuance costs of $1,718,437 related to the Preferred Stock to additional paid-in capital.

       The New Senior Notes are secured by the FCC license of radio station WPAT-FM and are guaranteed by each of the Company's subsidiaries. They will be senior obligations of the Company that will rank senior in right of payment to all subordinated indebtedness of the Company and equally ranked with all existing and future senior indebtedness of the Company including the Notes. The New Senior Notes are due on June 1, 2001 and bear interest at the rate of 12-1/4% per annum payable quarterly, increasing by 0.25% for each three-month period from the issue date to March 1997, and 0.50% for each period of three months thereafter, provided that the interest rate on the New Senior Notes may not exceed 14.75% per annum. The discount on the New Senior Notes is being amortized over the term of the New Senior Notes to result in an effective interest rate of 15.9% per annum, inclusive of interest rate escalations. Until March 24, 1998, interest may be paid in cash or in additional New Senior Notes. In June 1996 and September 1996, the Company elected to satisfy interest due through the issuance of $2,199,121 additional New Senior Notes issued at face value.

       The carrying value of the Notes and New Senior Notes approximates market value at September 29, 1996.

       The Preferred Stock is entitled to dividends at the rate of 12.75% per annum payable quarterly, increasing by 0.25% for each period of three months from issue date through March 1997 and 0.50% for each period of three months thereafter, provided that the dividend rate will at no time exceed 15.25%. During the first three years, dividends may be paid in cash or additional shares of Preferred Stock. In June 1996 and September 1996, the Company elected to satisfy the dividends due of $2,452,910 through the issuance of 2,451 additional preferred shares and $1,910 in cash (for fractional shares). The holders of the Preferred Stock may, at their option, exchange Preferred Stock into New Senior Notes in an amount equal to the accreted value of Notes that are redeemed or otherwise retired by the Company. The Company is required to redeem the Preferred Stock on December 1, 2002.

       Covenants under the indentures governing the New Senior Notes and Preferred Stock are substantially identical to the covenants of the Notes.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

       The Company will be required to make an offer to purchase the New Senior Notes and Preferred Stock upon a change of control, as defined. The Company will be required to make an offer to purchase the Preferred Stock upon the sale of certain assets but only after satisfying the offer to purchase obligations under the outstanding Notes.

       The New Senior Notes and the Preferred Stock will be redeemable, at the Company's option, during the first 18 months following issuance at 100% of the principal amount and liquidation value, respectively, provided, however, that the New Senior Notes will not be redeemable until all of the Preferred Stock is redeemed or exchanged into Notes or New Senior Notes. The New Senior Notes and the Preferred Stock will be redeemable at the following premium to principal amount and liquidation value, respectively, during the periods set forth below:

                        Period Following Issuance          Premium
                        -------------------------          -------
                            18-24 months                    105%
                            24-26 months                    103%
                            36-48 months                    101%
                            Thereafter                      100%

       Under the terms of the indentures, the Company is required to commence an orderly auction process for radio stations WXLX-AM and KXED-AM. The Company will also be required to waive its rights to reinvest the proceeds of such sales and immediately offer to purchase outstanding Notes at 100% of accreted value as required under the indenture. All remaining proceeds must be utilized to make an offer to purchase or mandatorily redeem Preferred Stock.

       The Company is permitted to repurchase the New Warrants during the first two years from issuance, assuming no New Senior Notes or Preferred Stock are outstanding and such purchase is permitted under the Indenture, at prices ranging from $182.70 per Warrant to $439.38 per Warrant.

       If on the first, second or third anniversaries of the issuance of the New Senior Notes and Preferred Stock, the sum of the aggregate principal amount of the New Senior Notes and the aggregate liquidation value of the Preferred Stock outstanding exceeds the sum of $50 million plus the accreted value of the Notes that have been repurchased, redeemed or otherwise retired by the Company, the Company will issue the holders of the New Senior Notes and Preferred Stock, on a pro rata basis, ten-year warrants (the "Penalty Warrants") to purchase, in the aggregate, 10% of the Company's common stock at an aggregate exercise price of $5 million. Thereafter, in the event that the New Senior Notes and the Preferred Stock are fully redeemed prior to the first anniversary of the issuance of Penalty Warrants, the Company will have the option to repurchase Penalty Warrants for an aggregate purchase price of $5 million (or, if the Penalty Warrants have been exercised, the option to repurchase the underlying warrant shares for an aggregate purchase price of $10 million).

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5), CONTINUED

       If any New Senior Notes or Preferred Stock are outstanding 18 months following the issuance thereof, the Company will use its best efforts to publicly register the outstanding New Senior Notes and Preferred Stock. In the event that New Senior Notes or Preferred Stock remain outstanding on the second anniversary of issuance, the interest and/or dividend rates will increase by 100 basis points to the extent such New Senior Notes or Preferred Stock are not then publicly registered.

(6)    LONG-TERM DEBT

       Long-term debt consists of the following at September 24, 1995 and September 29, 1996:

                                                                                    1995             1996
                                                                                    ----             ----

              Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%, commencing June 1992
                 (see note 9)                                                    $1,116,005       1,075,314

              Note payable in monthly installments
                 of $1,547, plus interest at 6%, commencing
                 January 1996 (see note 3)                                           80,000               -

              Other                                                                  11,626          11,626
                                                                                  ---------    ------------
                                                                                  1,207,631       1,086,940


              Less current portion                                                   61,565          53,572
                                                                                  ---------    ------------

                                                                                 $1,146,066       1,033,368
                                                                                  =========    ============

       The scheduled maturities of long-term debt are as follows at September 29, 1996:


            Fiscal year ending September
            ----------------------------
                         1997                         $   53,572
                         1998                             44,644
                         1999                             47,516
                         2000                             50,572
                         2001                             53,825
                         Thereafter                      836,811
                                                      ----------
                                                      $1,086,940
                                                      ==========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(7)    LOANS WITH STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

       At September 24, 1995, the Company had loans receivable from stockholders totalling $2,421,272 including interest of $312,012. In May 1994, these stockholders entered into agreements with the Company pursuant to which these loans would bear interest at a rate that varied with the prime rate and mature in 2001. Effective in December 1995, the Company exchanged the existing notes for amended and restated notes in the aggregate principal amounts of $2,474,236, including accrued interest through that date. The amended and restated notes bear interest at 6.36% per annum and mature on December 30, 2025. The notes are payable in 30 equal annual aggregate installments of $186,728, commencing on December 30, 1996. The board of directors approved the terms of the exchange of the notes. Loans receivable from stockholders have been classified as an increase in stockholders' deficiency in the accompanying consolidated balance sheets. Interest receivable on stockholder loans of $118,021 is included in other current assets.

       At September 24, 1995 and September 29, 1996, the Company has advances totalling $286,947 and $289,869, respectively, due from a party related through common ownership. Payment of this balance is guaranteed by an officer of the Company. Additionally, at September 24, 1995 and September 29, 1996, the Company had trade receivables totalling $373,190 due from this related party which have been fully reserved.

       The Company pays the operating expenses for a boat owned by a party related through common ownership which is used by the Company for business entertainment purposes. Such expenses approximated $77,000, $99,000 and $126,000 for the fiscal years ended September 25, 1994, September 24, 1995 and September 29, 1996, respectively. The Company leases an apartment from a stockholder of the Company for annual rentals of $108,000 through August 1997. Additionally, the Company occupies a building under a capital lease agreement with certain stockholders (see note 9).

       The Company had a loan payable to a stockholder of $200,000 at September 25, 1994 which bore interest at 10% per annum. This loan was repaid in June 1995.

(8)    CAPITAL STOCK

       During fiscal 1994, in connection with the Reorganization and the Offering, the Company consolidated its radio station operations through the contribution by the Principal Stockholders to the Company of their interests in eight corporations in exchange for common stock of the Company. As a result of the contribution, the Company issued 558,135 shares of Class A common stock and 48,533 shares of Class B common stock. The difference between the par value of the previously issued shares of $300,000 and the newly issued shares of $6,066 was reflected as additional paid-in capital of $293,934.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(8), CONTINUED

       During fiscal 1996, the Company amended and restated its Certificate of Incorporation to increase the aggregate number of authorized shares of $0.01 par value Class A common stock from 2,000,000 to 5,000,000 and create and authorize 500,000 shares of $0.01 par value preferred stock. Characteristics and privileges concerning the preferred stock are at the discretion of the board of directors. During fiscal 1996, 49,201 of preferred shares were designated as Redeemable Series A Preferred Stock (see note 5). In addition, the Company has authorized 200,000 shares of $0.01 par value Class B common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to eight votes per share. Shares of Class B common stock may be converted into an equal number of shares of Class A common stock, at the option of the holder, at any time. Each share of Class B common stock automatically converts into one share of Class A common stock on the exercise date, as defined in the Warrant agreement relating to the Notes discussed in note 5.

       In 1994 the Company adopted a stock option plan pursuant to which the Company has reserved up to 26,750 shares of Class A common stock for issuance upon the exercise of options granted under the plan. The plan covers all regular salaried employees of the Company and its subsidiaries. No options have been granted under this plan to date.


(9)    COMMITMENTS

       The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at September 24, 1995 and September 29, 1996 is $1,025,000 and $963,500, net of accumulated depreciation of $205,000 and $266,500, respectively.

       The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see note
       7), that expire at various dates through 2013. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(9), CONTINUED

       At September 29, 1996, future minimum lease payments under such leases are as follows:

                                                                       Capital     Operating
               Fiscal year                                              lease        leases
               -----------                                              -----        ------
                1997                                                 $  149,000      597,600
                1998                                                    149,000      461,100
                1999                                                    149,000      294,900
                2000                                                    149,000      149,600
                2001                                                    149,000      148,200
                Thereafter                                            1,589,333    2,050,200
                                                                      ---------    ---------

                           Total minimum lease payments               2,334,333   $3,701,600
                                                                                  ==========
                           Less executory costs                         642,333
                                                                     ----------
                                                                      1,692,000

                           Less interest at 6.25%                       616,686
                                                                     ----------
                           Present value of minimum lease
                              payments                               $1,075,314
                                                                     ==========

       Total rent expense for the fiscal years ended September 25, 1994, September 24, 1995 and September 29, 1996 amounted to $971,398, $943,107 and $1,097,144, respectively.

       The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2002. The future minimum rental income to be received under these agreements as of September 29, 1996 is as follows:

                 Fiscal year                    Amount
                 -----------                  ---------
                    1997                    $  466,060
                    1998                       485,130
                    1999                       504,477
                    2000                       236,674
                    2001                       256,143
                    Thereafter                 109,330
                                             ---------

                                            $2,057,814
                                            ==========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(9), CONTINUED

       At September 29, 1996, the Company is committed to the purchase of broadcast rights for various sports, news and other programming and has employment contracts for certain on-air talent and general managers expiring through 2000. Future payments under such contracts are as follows:

                                          Programming     Employment
                 Fiscal year               contracts       contracts          Total
                 -----------               ---------       ---------          -----
                    1997                   $450,406        1,436,249         1,886,655
                    1998                    289,653          639,284           928,937
                    1999                     31,283          368,867           400,150
                    2000                     14,286          232,200           246,486
                    2001                      4,012           19,350            23,362
                                            -------        ---------         ---------

                                           $789,640        2,695,950         3,485,590
                                            =======        =========         =========

       Certain sports programming contracts provide for sharing in a portion of advertising revenues or sharing of net profits relating to the specific broadcasts. In addition, certain employment contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

       The Company has a five-year agreement with Katz Communications, Inc. ("KCI") expiring in fiscal 1998, whereby KCI became the Company's exclusive national sales agent and representative. In connection with this agreement, SBS Network ceased representation for the Company's stations in this capacity. In consideration for this agreement, KCI paid SBS Network $500,000 during fiscal 1994. Under the terms of the agreement, the Company agreed to pay KCI a commission on the net national advertising billings, which ranges between 14% and 20%, over the life of the agreement.

(10)   INCOME TAXES

       Total income tax expense (benefit) for the fiscal year ended September 25, 1994 was deferred and allocated as follows:

                Loss from operations                                            $(2,231,070)
                Extraordinary item - gain on extinguishment of debt               3,060,924
                                                                                -----------
                                                                                $   829,854
                                                                                ===========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(10), CONTINUED

       The provision (benefit) for income taxes for the fiscal years ended September 24, 1995 and September 29, 1996 consists of the following:

                                                      1995             1996
                                                      ----             ----
               Current:
                  State and local                  $  329,656        191,922

               Deferred:
                  Federal                           1,081,738     (1,357,722)
                                                    ---------     ----------

                                                   $1,411,394     (1,165,800)
                                                    =========     ==========

       During fiscal 1995 and 1996, the Company utilized net operating loss carryforwards of approximately $837,000 and $686,000, respectively.

       The difference between the fiscal 1994 income tax benefit (attributable to operations) at the Federal statutory rate and the effective rate was due to state and local income tax benefits. The difference between the fiscal 1995 income tax expense at the Federal statutory rate and the effective rate was attributable to the utilization of net operating loss carryforwards, as well as state and local income taxes. The difference between the fiscal 1996 income tax benefit at the Federal statutory rate and the effective rate was primarily attributable to state and local income taxes, recurring non-deductible expenses and non-deductible expenses incurred in connection with the Company's financing transactions.

       The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 24, 1995 and September 29, 1996 is as follows:

                                                                                1995             1996
                                                                                ----             ----
                Deferred tax assets:
                   Net operating loss carryforwards                          $31,320,000        27,627,781
                   Deferred interest                                                   -         4,963,048
                   Allowance for doubtful accounts                             2,073,954         1,804,305
                   Fixed assets                                                        -           279,095
                                                                             -----------        ----------
                               Total deferred tax assets                      33,393,954        34,674,229
                                                                             -----------        ----------
                Deferred tax liabilities:
                   Depreciation and amortization                               9,097,466         8,932,667
                   Intangible assets                                           8,382,950         8,382,950
                   Deferred debt forgiveness                                  17,396,470        17,396,470
                   Unearned revenue                                              262,750           350,102
                                                                             -----------        ----------
                               Total deferred tax liabilities                 35,139,636        35,062,189
                                                                             -----------        ----------
                               Net deferred tax liability                    $(1,745,682)         (387,960)
                                                                             ===========        ==========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(10), CONTINUED

       During fiscal 1994, as a result of the refinancing of the Company's debt discussed in note 5, the Company recognized an extraordinary gain on debt extinguishment of $70,254,772, net of income taxes of $3,060,924, for financial statement purposes. For Federal income tax purposes, income from the discharge of this indebtedness reduced available net operating loss carryforwards and reduced the tax basis of certain assets. As a result, the valuation allowance for gross deferred tax assets was eliminated in fiscal 1994, reflecting the utilization, as a result of the extraordinary gain, of net operating loss carryforwards for financial statement purposes. In addition, certain timing differences were created which gave rise to deferred tax liabilities that will result in taxable income in future years when the assets are realized or settled.

       During fiscal 1995, the recognition of the $70,254,772 gain on debt extinguishment for Federal income tax purposes was redistributed upon filing of the fiscal 1994 tax returns. This resulted in additional amounts used to reduce the tax basis of certain assets, additional deferred debt forgiveness and preservation of available net operating loss carryforwards. The net effect of the redistribution of the discharge of indebtedness for Federal income tax purposes did not significantly affect the Company's net deferred tax position.

       At September 29, 1996, the Company has net operating loss carryforwards of approximately $69,069,000 available to offset future taxable income expiring as follows:

                                                         Net
                                                   operating loss
                 Expiring in September              carryforwards
                 ---------------------              -------------
                        2004                       $ 5,210,000
                        2005                        12,578,000
                        2006                        14,233,000
                        2007                        13,390,000
                        2008                        12,213,000
                        2009                        11,445,000
                                                    ----------
                                                   $69,069,000
                                                    ==========

(11)   LITIGATION

       The Company is the defendant in a number of lawsuits and claims incidental in its ordinary course of business, certain of which have been brought by former employees. It is not possible at the present time to estimate the ultimate liability, if any, of the Company with respect to such litigation. However, management believes that the ultimate liability, if any, would not be material to the Company's consolidated financial position or results of operations.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(11), CONTINUED

       In April 1995, the Company settled ongoing litigation with a former stockholder for $3.5 million, including imputed interest. The difference between the amount accrued by the Company and the settlement amount totalled $352,878 and is recorded in other expense in the accompanying consolidated statement of operations for the fiscal year ended September 24, 1995.

(12)   SUPPLEMENTAL CASH FLOW INFORMATION

       The Company paid $2,295,489, $8,152,213 and $8,254,402 for interest and $53,332, $337,757 and $632,990 for income taxes during fiscal 1994, 1995 and 1996, respectively. During the year ended September 24, 1995, the Company financed $80,000 of the purchase price of radio station WSKP-FM through the issuance of a note payable to the seller. During the year ended September 29, 1996, the Company issued $2,199,121 of New Notes as payment for interest and issued $2,452,910 of Preferred Stock as payment of dividends.

                                                                     SCHEDULE II

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

            Fiscal years ended September 25, 1994, September 24, 1995
                             and September 29, 1996

      Column A                  Column B                Column C                 Column D        Column E
      --------                  --------                --------                 --------        --------
                                                        Additions
                                               ---------------------------
                               Balance at      Charged to       Charged to                      Balance at
                                beginning       costs and          other                            end
     Description                of period       expenses         accounts       Deductions       of period
     -----------                ---------       --------         --------       ----------       ---------
FISCAL YEAR 1994

Allowance for doubtful
   accounts                  $ 4,048,631        5,796,083           -            6,039,193      3,805,521

FISCAL YEAR 1995

Allowance for doubtful
   accounts                  $ 3,805,521        4,195,746           -            2,816,381      5,184,886

FISCAL YEAR 1996

Allowance for doubtful
   accounts                  $ 5,184,886        4,908,699           -            5,582,822      4,510,763

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, SPANISH BROADCASTING SYSTEM, INC., a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22,1996.

                        SPANISH BROADCASTING SYSTEM, INC.


                        By:    /s/ Raul Alarcon Jr.
                           ------------------------------
                                RAUL ALARCON JR.,
                             President and Director
                          (principal executive officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                               TITLE                               DATE
---------                                               -----                               ----
/s/ Pablo Raul Alarcon
-------------------------------------------
Pablo Raul Alarcon                                      Director                            December 22, 1996

/s/ Raul Alarcon
-------------------------------------------
Raul Alarcon                                            President and Director              December 22, 1996
                                                        (principal executive officer)

/s/ Joseph Garcia
-------------------------------------------
 Joseph Garcia                                          Chief Financial Officer             December 22, 1996
                                                        (principal financial and
                                                        accounting officer)

/s/ Jose Grimalt
-------------------------------------------
Jose Grimalt                                            Executive Vice President            December 22, 1996
                                                        and Director

Walter F. McLallen IV
-------------------------------------------
Walter F. McLallen IV                                   Director                            December 22, 1996

Arnold Sheiffer
-------------------------------------------
Arnold Sheiffer                                         Director                            December 22, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of SPANISH BROADCASTING SYSTEM, INC., a New Jersey corporation, SPANISH BROADCASTING SYSTEM OF NEW YORK, INC., SPANISH BROADCASTING SYSTEM OF FLORIDA, INC., SPANISH BROADCASTING SYSTEM NETWORK, INC., SBS PROMOTIONS, INC., SBS OF GREATER NEW YORK, INC. and ALARCON HOLDINGS, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York on December 22, 1996.

                            SPANISH BROADCASTING SYSTEM, INC.,
                                     a New Jersey Corporation
                            SPANISH BROADCASTING SYSTEM OF NEW YORK, INC. SPANISH BROADCASTING SYSTEM OF FLORIDA, INC. SPANISH BROADCASTING SYSTEM NETWORK, INC.
                            SBS PROMOTIONS, INC.
                            SBS OF GREATER NEW YORK, INC.
                            ALARCON HOLDINGS, INC.


                                   BY:          /S/ RAUL ALARCON JR.
                                        --------------------------------------
                                                  RAUL ALARCON JR.
                                               President and Director
                                            (principal executive officer)


         Pursuant to the requirements of the Securities Act of 1993, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

------------------------------------------- --------- --------------------------------- --- -------------------------
SIGNATURE                                             TITLE                                 DATE
------------------------------------------- --------- --------------------------------- --- -------------------------
/s/ Raul Alarcon
-------------------------------------------
Raul Alarcon                                          President and Director                December 22, 1996
                                                      (principal executive officer)

/s/ Pablo Raul Alarcon
-------------------------------------------
Pablo Raul Alarcon                                    Chairman of the Board                 December 22, 1996
                                                      (director)

/s/ Jose Grimalt
-------------------------------------------
Jose Grimalt                                          Secretary and Director                December 22, 1996

/s/ Joseph Garcia
-------------------------------------------
Joseph Garcia                                         Chief Financial Officer and           December 22, 1996
                                                      Assistant Secretary
                                                      (principal financial and
                                                      accounting officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, SPANISH BROADCASTING SYSTEM OF CALIFORNIA, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York on December 22, 1996.

                 SPANISH BROADCASTING SYSTEM OF CALIFORNIA, INC.


                     BY:       /S/ RAUL ALARCON
                        --------------------------------------
                                RAUL ALARCON JR.
                                 Vice President


         Pursuant to the requirements of the Securities Act of 1993, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                 DATE
---------                                             -----                                 ----
/s/ Raul Alarcon
-------------------------------------------
Raul Alarcon                                          Vice President and Director           December 22, 1996
                                                      (principal executive officer)

/s/ Pablo Raul Alarcon
-------------------------------------------
Pablo Raul Alarcon                                    Chairman of the Board                 December 22, 1996
                                                      (Director)

/s/ Joseph Garcia
-------------------------------------------
Joseph Garcia                                         Chief Financial Officer and           December 22, 1996
                                                      Assistant Secretary
                                                      (principal financial and
                                                      accounting officer)

/s/ Jose Grimalt
-------------------------------------------
Jose Grimalt                                          President and Director                December 22, 1996

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                DESCRIPTION

3.1.1                --       Amended and Restated Certificate of Incorporation
                              of the Company. Incorporated by reference to
                              Exhibit 3.1.1 of the Company's Current Report on
                              Form 8-K, dated March 25, 1996 (the "Current
                              Report").

3.1.2                --       Bylaws of the Company. Incorporated by reference
                              to Exhibit 3.1.2. of the Company's Registration
                              Statement on Form S-4 No. 33-82114 (the "1994
                              Registration Statement").

3.2                  --       Certificate of Designations of Series A
                              Exchangeable Preferred Stock. Incorporated by reference to Current Report.

3.9.1                --       Certificate of Incorporation of SBS of Greater New
                              York, Inc. ("SBS-GNY"). Incorporated by reference to Current Report.

3.9.2                --       Bylaws of SBS-GNY. Incorporated by reference to
                              Current Report.

4.1                  --       Indenture dated June 29, 1994 among the Company,
                              IBJ Schroder Bank & Trust Company, as Trustee, the
                              Guarantors named therein and the Purchasers named therein. Incorporated by reference to Exhibit 4.1 of the 1994 Registration Statement.

4.2.2                --       First Supplemental Indenture dated as of March 25,
                              1996 to Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ
                              Schroder Bank & Trust Company, as Trustee.
                              Incorporated by reference to Current Report.

4.3                  --       Indenture dated as of March 25, 1996 among the
                              Company, the Guarantors named therein, IBJ
                              Schroder Bank & Trust Company, as Trustee, and the
                              Purchasers named therein. Incorporated by reference to Current Report.

10.1                 --       Securities Purchase Agreement dated as of June 29,
                              1994 by and among the Company, the Guarantors named therein and each of the purchasers referred to therein. Incorporated by reference to Exhibit
                              10.1 of the 1994 Registration Statement.

10.2                 --       Warrant Agreement dated as of June 29, 1994
                              between the Company and IBJ Schroder Bank & Trust
                              Company, as Warrant Agent. Incorporated by reference to Exhibit 10.2 of the 1994 Registration
                              Statement.

10.3                 --       Common Stock Registration Rights and Stockholders
                              Agreement dated as of June 29, 1994 among the Company, certain management stockholders and each of the purchasers named therein. Incorporated by reference to Exhibit 10.3 of the 1994 Registration
                              Statement.

10.4                 --       1994 Stock Option Plan of the Company.
                              Incorporated by reference to Exhibit 10.4 of the 1994 Registration Statement.

10.5.1               --       Broadcast Station License dated September 20, 1983
                              issued by the Federal Communications Commission
                              ("FCC") to Sabre Broadcasting Corporation in connection with WXLX-AM, together with an Assignment thereof from Sabre Broadcasting
                              Corporation to Spanish Broadcasting System, Inc., a New Jersey

                              Corporation ("SBS-NJ") and evidence of license renewal. Incorporated by reference to Exhibit
                              10.8.1 of the 1994 Registration Statement.

10.5.2               --       Construction Permit dated July 21, 1993 issued by
                              the FCC to SBS-NJ in connection with WXLX-AM.
                              Incorporated by reference to Exhibit 10.8.2 of the Registration Statement.

10.5.3               --       AM Broadcast Station Construction Permit dated
                              February 1, 1991 issued by the FCC to Spanish
                              Broadcasting System, Inc., a New Jersey
                              corporation ("SBS-NJ") in connection with WXLX.
                              Incorporated by reference to Current Report.

10.5.4               --       Ground Lease dated December 18, 1995 between Louis
                              Viola Company and SBS-NJ. Incorporated by reference to Current Report.

10.5.5               --       Ground Lease dated December 18, 1995 between Frank
                              F. Viola and Estate of Thomas C. Viola and SBS-NJ.
                              Incorporated by reference to Current Report.

10.6                 --       Broadcast Station License dated November 23, 1994
                              issued by the FCC to Spanish Broadcasting System of New York, Inc., ("SBS-NY") in connection with WSKQ-FM. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994 (the "1994
                              10-K").

10.7                 --       Broadcast Station License dated September 25, 1990
                              issued by the FCC to Spanish Broadcasting System of Florida, Inc. ("SBS-Fla") in connection with WCMQ-AM, together with evidence of license renewal. Incorporated by reference to Exhibit
                              10.10 of the 1994 Registration Statement.

10.7.2               --       Evidence of renewal of Federal Communications
                              Commission ("FCC") Broadcast Radio License of
                              WCMQ-AM. Incorporated by reference to Current
                              Report.

10.8                 --       Broadcast Station License dated April 1, 1994
                              issued by the FCC to SBS-Fla in connection with WCMQ-FM, together with evidence of license.
                              Incorporated by reference to Exhibit 10.11 of the 1994 Registration Statement.

10.8.2               --       Evidence of renewal of FCC Broadcast Radio License
                              for WCMQ-FM. Incorporated by reference to Current
                              Report.

10.9                 --       Broadcast Station License dated July 28, 1993
                              issued by the FCC to SBS-Fla in connection with WZMQ-FM. Incorporated by reference to Exhibit
                              10.12 of the 1994 Registration Statement.

10.9.2               --       Evidence of renewal of FCC Broadcast Radio License
                              for WZMQ-FM. Incorporated by reference to Current
                              Report.

10.10                --       Broadcast Station License dated April 8, 1986
                              issued by the FCC to SBS-NJ in connection with KXMG-AM, together with evidence of license renewal. Incorporated by reference to Exhibit
                              10.13 of the 1994 Registration Statement.

10.11                --       Broadcast Station License dated February 21, 1992
                              issued by the FCC to SBS-Fla in connection with KLAX-FM, together with evidence of license renewal. Incorporated by reference to Exhibit
                              10.14 of the 1994 Registration Statement.

10.12.1              --       Broadcast Station License dated June 26, 1995
                              issued by the FCC to CSJ Investments, Inc. in connection with WSKP-FM (the "WSKP Broadcast
                              License"). Incorporated by reference to Annual
                              Report on Form 10-K for the fiscal year ended
                              September 26, 1995 (the "1995 10-K")

10.12.2              --       Consent to Assignment of the WSKP Broadcast
                              License from CSJ Investments, Inc. to SBS-Fla issued by the FCC. Incorporated by reference to 1995 10-K

10.12.3              --       Evidence of renewal of FCC Broadcast Radio License
                              for WSKP-FM. Incorporated by reference to Current
                              Report.

10.13.1              --       Lease and License Agreement dated February 1, 1991
                              between Empire State Building Company, as landlord, and SBS-NY, as tenant. Incorporated by reference to Exhibit 10.15.1 of the 1994
                              Registration Statement.

10.13.2              --       Modification of Lease and License dated June 30
                              1992 between Empire State Building Company and
                              SBS-NY related to WSKQ-FM. Incorporated by reference to Exhibit 10.15.2 of the 1994
                              Registration Statement.

10.13.3              --       Lease and License Modification and Extension
                              Agreement dated as of June 30, 1992 between Empire
                              State Building Company, as landlord, and SBS-NY as tenant. Incorporated by reference to Exhibit
                              10.15.3 of the 1994 Registration Statement.

10.14.1              --       Employment Agreement dated April 26, 1993 by and
                              between SBS-NY, and Alfredo Rodriguez.
                              Incorporated by reference to Exhibit 10.16 of the 1994 Registration Statement.

10.14.2              --       Employment Agreement dated June 23, 1995 by and
                              between Spanish Broadcasting Systems of
                              California, Inc. ("SBS-CA") and Alfredo Rodriquez.
                              Incorporated by reference to Exhibit 10.15 to 1995
                              10-K.

10.14.3              --       Employment Agreement dated July 19,1993 by and
                              between SBS-NJ and Alfredo Alonso. Incorporated by reference to Exhibit 10.18 of the 1994
                              Registration Statement.

10.14.4              --       Employment Agreement dated May 3, 1994 by and
                              between SBS-Fla and Claudia Puig. Incorporated by reference to Exhibit 10.19 of the 1994
                              Registration Statement.

10.14.5              --       Employment Agreement dated October 24, 1995
                              between SBS-NY and Beatriz Pino. Incorporated by reference to Exhibit 10.18 of 1995 10-K.

10.16                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-NJ in connection with WXLX-AM. Incorporated by reference to Exhibit 10.20 of the 1994
                              Registration Statement.

10.17                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-NY in connection with WSKQ-FM. Incorporated by reference to Exhibit 10.21 of the 1994
                              Registration Statement.

10.18                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-CA in connection with KXMG-AM. Incorporated by reference to Exhibit 10.22 of the 1994
                              Registration Statement.

10.19                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-CA in connection with KLAX-FM. Incorporated by reference to Exhibit 10.23 of the 1994
                              Registration Statement.

10.20                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-Fla in connection with WCMQ-AM. Incorporated by reference to Exhibit 10.24 of the 1994
                              Registration Statement.

10.21                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-Fla in connection with WCMQ-FM. Incorporated by reference to Exhibit 10.25 of the 1994
                              Registration Statement.

10.22                --       Representation Agreement dated as of September 27,
                              1993 between Katz Communications, Inc. and SBS-Fla in connection with WZMQ-FM. Incorporated by reference to Exhibit 10.26 of the 1994
                              Registration Statement.

10.23                --       Promissory Note, dated as of December 31, 1995 of
                              Raul Alarcon, Sr. to SBS-NJ in the principal amount of $577,323. Incorporated by reference to
                              Exhibit 10.26 to 1995 10-K.

10.24                --       Promissory Note, dated as of December 31, 1995 of
                              Raul Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913. Incorporated by reference to
                              Exhibit 10.27 to 1995 10-K.

10.25                --       Lease Agreement dated June 1, 1992 among Raul
                              Alarcon, Sr., Raul Alarcon, Jr., and SBS-Fla.
                              Incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement.

10.26                --       Transmitted Facility Sublicense (KTYM/KSKQ-FM)
                              dated as of June 1, 1991 between Trans-America
                              Broadcasting Corporation and SBS-CA relating to KSKQ-FM (Baldwin Hills Tower Lease). Incorporated by reference to Exhibit 10.31 of the 1994
                              Registration Statement.

10.27                --       Indenture dated October 12, 1988 between Alarcon
                              Holdings, Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY.
                              Incorporated by reference to Exhibit 10.32 of the 1994 Registration Statement.

10.28                --       Communications Equipment Site Lease Agreement
                              between Freeman Properties, Inc. and SBS-Fla dated
                              July 1, 1992 (WZMQ/WKLG-FM). Incorporated by reference to Exhibit 10.33 of the 1994
                              Registration Statement.

10.29.2              --       Lease Option Agreement made as of October 1, 1995
                              between KPWR, Inc. and the Company relating to Flint Peak. Incorporated by reference to Current
                              Report.

10.29.3              --       Form of Lease Agreement by and between KPWR, Inc.
                              and the Company relating to KLAX. Incorporated by reference to Current Report. Incorporated by reference to Current Report.

10.32.1              --       Asset Purchase Agreement dated as of October
                              30,1995 between SBS-NJ and Park Radio of Greater
                              New York, Inc. ("Park Radio"). Incorporated by reference to Exhibit 10.32 of the 1995 10-K.

10.32.2              --       First Amendment dated as of March 18,1996 to the
                              Asset Purchase Agreement dated as of October 1995, among SBS-NJ, Park Radio and SBS-GNY. Incorporated by reference to Current Report

10.33                --       Escrow Agreement dated as of October 30, 1995 by
                              and among SBS-NJ, Park Radio and Media Ventures.
                              Incorporated by reference to Current Report.

10.34                --       Time Brokerage Agreement dated as of January 20,
                              1995 between the SBS-GNY and Park Radio.
                              Incorporated by reference to Current Report.

10.35                --       Broadcast Station License dated June 1, 1984
                              issued by the FCC to Capital Cities
                              Communications, Inc. ("Capital Cities") in connection with WPAT-FM, together with FCC License
                              Renewal authorization granted October 29, 1991 to
                              Park Radio, as
                              assignee of Capital Cities and the assignment of the Broadcast Station License for WPAT-FM from
                              Park Radio to SBS-NY. Incorporated by reference to Current Report.

10.36                --       Agreement of Lease dated as of March 1, 1996. No
                              WT-1744-A-119 1067 between The Port Authority of
                              New Jersey and SBS-GNY as assignee of Park Radio.
                              Incorporated by reference to Current Report.

10.37                --       Securities Purchase Agreement dated as of March
                              25, 1996 by and among the Company, the Guarantors named therein and each of the purchasers named therein. Incorporated by reference to Current
                              Report.

10.38                --       Warrant Agreement dated as of March 25, 1996 by
                              and among the Company and IBJ Schroder Bank and Trust Company, as Warrant Agent. Incorporated by reference to Current Report.

10.39                --       Common Stock Registration Rights and Stockholders
                              Agreement dated as of March 25, 1996 among the Company, certain management stockholders and each of the purchasers named herein. Incorporated by reference to Current Report.

10.40                --       Senior Secured Note and Exchangeable Preferred
                              Stock Registration Rights Agreement dated as of
                              March 25, 1996 among the Company and each of the purchasers named therein. Incorporated by reference to Current Report.

10.41                --       Pledge and Security Agreement dated as of March
                              25, 1996 by and among SBS-NJ, SBS-GNY and IBJ
                              Schroder Bank & Trust Company, as agent.
                              Incorporated by reference to Current Report.

10.42                --       Employment Agreement dated September 27, 1996
                              between Russell Oasis and the Company.*

10.43                --       Asset Purchase Agreement dated September 16, 1996
                              among Raul Alarcon Jr., New Age Broadcasting,
                              Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert
                              Potamkin.*

10.44                --       Asset Purchase Agreement dated August 22, 1996
                              between Infinity Holdings Corp. of Orlando and the Company.*

21.1                 --       List of Subsidiaries. Incorporated by reference to
                              the 1994 10-K


----------------------------------------------------
*Filed herewith